Form 10-Q
period 2021-03-31
iPower Inc.
filed 2021-06-25
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three quarters ended March 31, 2021

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 001-40391

iPower Inc.

(Exact name of registrant as specified in its charter)

Nevada	5200	82-5144171
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

2399 Bateman Avenue,

Duarte, CA 91010

(626) 863-7344

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on June 25, 2021 was 26,448,663.

iPower Inc.

2

PART I. Financial Information

iPower Inc.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2021 and June 30, 2020

	March 31,	June 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$474,322	$977,635
Accounts receivable, net	8,092,787	6,067,199
Inventories, net	10,015,923	5,743,181
Prepayments and other current assets	2,923,572	616,231
Total current assets	21,506,604	13,404,246

Right of use – non-current	1,987,363	262,875
Property and equipment, net	59,356	6,252
Deferred tax assets	52,947	–
Other non-current assets	99,395	–

Total assets	$23,705,665	$13,673,373

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,985,438	$4,220,347
Credit cards payable	253,552	892,792
Customer deposit	628,080	741,301
Due to related parties	515,517	133,793
Other payables and accrued liabilities	1,889,643	1,940,858
Short-term loans payable	1,877,718	1,329,680
Lease liability – current	715,083	262,875
Long-term loan payable - current portion	29,244	–
Income taxes payable	837,694	721,211
Convertible notes payable, net	2,729,747	–
Redeemable preferred stock, $0.001 par value; 20,000,000 shares authorized; 34,500 and 0 shares issued and outstanding at March 31, 2021 and June 30, 2020	433,714	–
Total current liabilities	16,895,430	10,242,857

Non-current liabilities
Long-term loan payable	470,756	500,000
Warrant liabilities	905,713	-
Lease liability – non-current	1,358,601	–

Total non-current liabilities	2,735,070	500,000

Total liabilities	19,630,500	10,742,857

Commitments and contingency	–	–

Stockholders' Equity
Class A common stock, $0.001 par value; 166,000,000 shares authorized; 20,204,496 and 20,204,496 shares issued and outstanding at March 31, 2021 and June 30, 2020 *	20,204	20,204
Class B common stock, $0.001 par value; 14,000,000 shares authorized; 14,000,000 shares issued and outstanding at March 31, 2021 and June 30, 2020 *	14,000	14,000
Subscription receivable	–	(14,000)
Additional paid in capital	389,490	389,490
Retained earnings	3,651,471	2,520,822

Total equity	4,075,165	2,930,516

Total liabilities and equity	$23,705,665	$13,673,373

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company.

Except shares authorized, all references to number of shares, and to per share information in the consolidated and combined financial statements have been retroactively adjusted.

*On October 20, 2020, the Company issued to its Founders 14,000,000 shares of the Company’s Class B Common Stock. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as outstanding for all reporting periods.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

iPower Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2021 and 2020

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$13,133,902	$9,772,108	$39,348,154	$25,278,339

TOTAL REVENUES	13,133,902	9,772,108	39,348,154	25,278,339

COST OF REVENUES	7,369,127	6,612,596	23,073,000	16,710,953

GROSS PROFIT	5,764,775	3,159,512	16,275,154	8,567,386

OPERATING EXPENSES:
Selling	2,398,157	1,662,909	7,292,793	4,330,603
General and administrative	2,577,884	1,156,418	6,264,148	3,092,393
Total operating expenses	4,976,041	2,819,327	13,556,941	7,422,996

INCOME FROM OPERATIONS	788,734	340,185	2,718,213	1,144,390

OTHER INCOME (EXPENSE)
Interest income (expenses)	(60,118)	(26,222)	(109,656)	(43,519)
Other financing expenses	(60,692)	–	(98,139)	–
PPP loan forgiveness	175,500	–	175,500	–
Other non-operating income (expense)	(812,434)	(7,154)	(794,582)	8,113
Total other income (expense), net	(757,744)	(33,376)	(826,877)	(35,406)

INCOME BEFORE INCOME TAXES	30,990	306,809	1,891,336	1,108,984

PROVISION FOR INCOME TAXES	237,813	86,085	760,687	311,038

NET (LOSS) INCOME	$(206,823)	$220,724	$1,130,649	$797,946

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON STOCK*
Basic and diluted	20,204,496	20,170,788	20,204,496	20,056,515

EARNINGS PER SHARE *
Basic and diluted	$(0.010)	$0.011	$0.056	$0.040

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. The computation of basic and diluted EPS was retroactively adjusted for all periods presented.

*On October 20, 2020, the Company issued to its Founders 14,000,000 shares of the Company’s Class B Common Stock. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as outstanding for all reporting periods. The computation of basic and diluted EPS did not include the Class B Common Stock as the holders of Class B Common Stock have no dividend or liquidation right until such time as their shares of Class B Common Stock have been converted into Class A Common Stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31, 2021 and 2020

	Class A Common Stock *		Class B Common Stock *		Subscription	Additional Paid in	Retained
	Shares	Amount	Shares	Amount	Receivable	Capital	Earnings	Total
Balance, June 30, 2019	20,000,000	$20,000	14,000,000	$14,000	$(14,000)	$(37,316)	$533,860	516,544
Net income							577,222	577,222
Balance, December 31, 2019, unaudited	20,000,000	$20,000	14,000,000	$14,000	$(14,000)	$(37,316)	$1,111,082	$1,093,766
Shares issued for cash	204,496	204				426,806		427,010
Net income							220,724	220,724

Balance, March 31, 2020, unaudited	20,204,496	$20,204	14,000,000	$14,000	$(14,000)	$389,490	$1,331,806	$1,741,500

Balance, June 30, 2020	20,204,496	$20,204	14,000,000	$14,000	$(14,000)	$389,490	$2,520,822	2,930,516
Net income							1,337,472	1,337,472
Cash received for Class B common stock					14,000			14,000
Balance, December 31, 2020, unaudited	20,204,496	$20,204	14,000,000	$14,000	$–	$389,490	$3,858,294	$4,281,988
Net income							(206,823)	(206,823)

Balance, March 31, 2021, unaudited	20,204,496	$20,204	14,000,000	$14,000	$–	$389,490	$3,651,471	$4,075,165

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. Except shares authorized, all references to number of shares, and to per share information in the consolidated and combined financial statements have been retroactively adjusted.

*On October 20, 2020, the Company issued to its Founders 14,000,000 shares of the Company’s Class B Common Stock. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as outstanding for all reporting periods.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2021 and 2020

	For the Nine Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,130,649	$797,946
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	8,394	–
Non-cash operating lease expense	86,321	–
Credit loss expenses	189,206	–
PPP loan forgiven	(175,500)	–
Preferred stock warrant expense	8,047	–
Amortization of debt discount and non-cash financing costs	501,562	–
Change in fair value of warrants and conversion features	334,564	–
Change in operating assets and liabilities
Accounts receivable	(2,214,794)	(1,155,185)
Inventories	(4,272,742)	(2,129,274)
Deferred tax assets	(52,947)	–
Prepayments and other current assets	(2,307,340)	7,713
Other non-current assets	(99,395)	–
Accounts payable	2,765,091	1,886,144
Credit cards payable	(639,240)	131,541
Customer deposit	(113,221)	193,816
Other payables and accrued liabilities	(51,215)	978,691
Income taxes payable	116,483	64,515
Net cash (used in) / provided by operating activities	(4,786,077)	775,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(61,498)	(6,252)

Net cash used in investing activities	(61,498)	(6,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	532,222	1,203,170
Payments to related parties	(150,498)	(2,476,217)
Proceeds from short-term loans	22,414,846	11,757,178
Payments on short-term loans	(21,691,308)	(11,275,098)
Proceeds from convertible notes	3,000,000	–
Payments for financing cost	(120,000)	–
Shares issued	359,000	427,010
Net cash provided by / (used in) financing activities	4,344,262	(363,957)

CHANGES IN CASH	(503,313)	405,698

CASH AND CASH EQUIVALENT, beginning of year	977,635	471,458

CASH AND CASH EQUIVALENT, end of year	$474,322	$877,156

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$696,119	$244,923
Cash paid for interest	$109,656	$43,519

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$2,346,200	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2021 and June 30, 2020 and for the Nine Months Ended March 31, 2021 and 2020

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc. (the “Company”), a Nevada corporation incorporated on April 11, 2018, is principally engaged in the marketing and sale of advanced indoor and greenhouse lighting, ventilation systems, nutrients, growing media, grow tents, trimming machines, pumps and accessories in the United States.

Effective on March 1, 2020, as amended and restated pursuant to an agreement dated October 26, 2020, the Company entered into an agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. Pursuant to the terms of the agreement, the Company will provide technical support, management services and other services on an exclusive basis in relation to E Marketing’s business during the term of the agreement. The Company agrees to fund E Marketing for operational cash flow needs and bear the risk of E Marketing’s losses from operations and E Marketing agrees that iPower has rights to E Marketing’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of E Marketing or its assets subject to assumption of all of its liabilities. E Marketing is determined as a variable interest entity (“VIE”). See Note 2 and Note 3 below for details.

On September 4, 2020, the Company entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM is wholly owned by Chenlong Tan, the Chairman, CEO and President and one of the majority shareholders of the Company. Pursuant to the terms of the agreement, the Company will provide technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. The Company agrees to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agrees that the Company has the right to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities. GPM is determined as a variable interest entity (“VIE”). See Note 2 and Note 3 below for details.

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its variable interest entities and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for years ended June 30, 2020 and 2019 included in the prospectus filed on May 13, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its VIEs, E Marketing Solution Inc. and Global Product Marketing Inc. All inter-company balances and transactions have been eliminated.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Variable interest entities

The Company entered into an agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. The Company also entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM is owned by Chenlong Tan, the Chairman, CEO, President, and one of the majority shareholders of the Company. The Company does not have direct ownership in E Marketing and GPM but has been actively involved in their operations and has the power to direct the activities and significantly impact E Marketing’s and GPM’s economic performance. The Company also bears all the risk of losses and has the right to receive all of the benefits from E Marketing and GPM. As such, in accordance with ASC 810-10-25-38A through 25-38J, E Marketing and GPM are considered variable interest entities (“VIEs”) of the Company and the financial statements of E Marketing and GPM were consolidated from the date of control existed.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and bank deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

Accounts receivable

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. Management reviews its accounts receivable balances each reporting period to determine if an allowance for credit loss is required.

In July 2020, the Company adopted ASU 2016-13, Topics 326 - Credit Loss, Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology, for its accounting standard for its trade accounts receivable.

The Company evaluates the creditworthiness of all of its customers individually before accepting them and continuously monitors the recoverability of accounts receivable. If there are any indicators that a customer may not make payment, the Company may consider making provision for non- collectability for that particular customer. At the same time, the Company may cease further sales or services to such customer. The following are some of the factors that the Company develops allowance for credit losses:

•	the customer fails to comply with its payment schedule;

•	the customer is in serious financial difficulty;

•	a significant dispute with the customer has occurred regarding job progress or other matters;

•	the customer breaches any of the contractual obligations;

•	the customer appears to be financially distressed due to economic or legal factors;

•	the business between the customer and the Company is not active; and

•	other objective evidence indicates non-collectability of the accounts receivable.

The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements. Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses, the potential impact of the COVID-19 pandemic on our customers businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses.

Fair values of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current assets and liabilities approximate fair values due to their short-term nature.

For other financial instruments to be reported at fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 – Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company used Level 3 inputs for its valuation methodology for the conversion feature and warrant liabilities in determining the fair value using the Modified Black Scholes option-pricing model. Significant increase or decrease in any of the significant unobservable inputs, such as the probability of the occurrence of an IPO, would have resulted in a significantly higher or lower fair value measurement. The redeemable preferred stock was measured based on the fixed monetary amount of the convertible share upon IPO and the probability of IPO.

Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There is no transfer into or out of Level 3 of the fair value hierarchy. The following table presents information about the Company’s redeemable preferred stock, conversion feature, and warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and June 30, 2020:

	Level	March 31, 2021	June 30, 2020
Conversion feature liabilities	3	$776,507	$–
Redeemable preferred stock	3	$433,714	$–
Warrant liabilities	3	$905,713	$–

Revenue recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606 since its inception on April 11, 2018 and recognizes revenue from product sales revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized when it is shipped to the customer. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

The Company evaluates the criteria of ASC 606 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service, the Company is subject to inventory risk before the good or service has been transferred to a customer and the Company has discretion in establishing the price, revenue is recorded at gross.

Payments received prior to the delivery of goods to customers are recorded as customer deposits.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction.

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Shipping and handling costs are recorded as selling expenses.

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related inbound freight and delivery fees.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling, general and administrative expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records allowance for obsolescence.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company’s long-lived assets are all located in California, United States, and substantially all of the Company’s revenues are derived from within the USA. Therefore, no geographical segments are presented.

Leases

On its inception date, April 11, 2018, the Company adopted ASC 842 – Leases (“ASC 842”), which requires lessees to record right-of-use (“ROU”) assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements.

ROU assets represent our right to use an underlying asset for the lease terms and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. As of March 31, 2021 and June 30, 2020, $351,882 and $0 of deferred offering costs were included in prepaid expenses and other current assets in the condensed consolidated balance sheets, respectively.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception, April 11, 2018, and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Nevada and California, as its “major” tax jurisdictions. However, the Company has certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Commitments and contingencies

In the ordinary course of business, the Company is subject to certain contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and specific facts and circumstances of each matter.

Convertible notes and warrants

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in convertible notes with a 6% interest per annum (the “Convertible Notes”) and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The warrants shall be exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO. The Convertible Notes shall be automatically converted into the Company’s Class A Common Stock upon a qualified IPO (the “Mandatory Conversion”) or repayable in cash at the option of the holders of the Convertible Notes with repayment to commence six months after January 27, 2021. The Convertible Notes convert at a price equal to the lesser of (a) a price representing a 30% discount to the public offering price per share of the Class A Common Stock in this Offering, or (b) a price representing a 30% discount to the price per share equal to dividing $200 million by the total number of (x) outstanding shares of Class A Common Stock immediately prior to the IPO, (y) the number of Class A Common Stock issuable upon conversion of the 34,500 shares of Series A Preferred Stock, and (z) the number of Class A Common Stock issuable upon conversion of all outstanding Convertible Notes. In the event the Company does not receive a minimum of $15,000,000 of gross proceeds in the Offering or otherwise close on the Offering, the Convertible Notes will bear interest at a rate of 6% per annum which shall accrue from January 27, 2021 and be repayable in six equal monthly installments between July 27, 2021 and January 27, 2022. Alternatively, the Convertible Notes may be converted at the conversion price into shares of Class A Common Stock at the option of the holder prior to the maturity date (the “Conversion Option”). If the notes are converted, either on a Mandatory Conversion basis or through each holder’s exercise of the Conversion Option, any interest accrued on the Convertible Note shall be waived.

In connection with the convertible note offering, the Company issued placement agent warrants to purchase 7.0% of the shares of Class A Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants shall be exercisable for a period of five years from the issuance date and are treated as a debt issuance cost.

The conversion feature included in the terms of the convertible notes creates an obligation to the Company requiring it to repay the notes for cash in January 2022, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. As such, the conversion feature was determined to be a derivative liability, which represent an embedded derivative predominately based on fixed monetary amount. The convertible note warrants and placement agent warrants were determined to be derivative liabilities, which represent free-standing derivative instruments. The Company measured the derivative liabilities at fair value at the issuance date of the convertible notes, convertible note warrants and placement agent warrants based on a Modified Black Scholes option-pricing model. The derivative liabilities were recorded with a corresponding debit to debt discount that will be amortized over the life of the notes using effective interest rate method. At time of issuance, the convertible notes and warrant liabilities were recorded on the balance sheet as liabilities. Debt issuance costs are allocated to derivative liabilities based on its fair value at issuance to total proceeds received. Debt issuance costs associated with warrant liabilities are expensed immediately and the debt issuance cost associated with the debt host are amortized over the life of the notes.

Series A Convertible Preferred Stock

On December 30, 2020, the Company issued a total of 34,500 shares of Series A Convertible Preferred Stock, par value $0.001 per share. Pursuant to the certificate of designations, the Series A Convertible Preferred Stock will automatically convert into shares of the Class A Common Stock (the “Conversion Shares”) at a conversion price equal to 70% of the initial price per share of the Class A Common Stock. If the IPO shall not have occurred by December 31, 2021, the Company shall redeem and repurchase for cash all of the outstanding shares of Series A Convertible Preferred Stock for a purchase price equal to (a) the product of multiplying the $10.00 Stated Value of each outstanding share of Series A Convertible Preferred Stock by the total number of outstanding shares of Series A Convertible Preferred Stock, plus (b) all accrued and unpaid Dividends at 9% per annum. In the event that the Series A Convertible Preferred Stock shall be converted into Conversion Shares, no Dividend shall accrue or be payable.

The redemption feature creates an obligation to the Company requiring it to redeem the Preferred Shares for cash on December 31, 2021, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. The Series A convertible preferred stock are mandatorily redeemable and should be classified as a liability in accordance with ASC 480-10 and the Company has elected to record the Series A Convertible Preferred Stock at fair value with changes in fair value recorded through earnings under the ASC 825-10-15-4 fair value option (“FVO”) election.

Series A Preferred Stock Warrant

In connection with this private placement, the Company issued warrants to purchase shares of Series A Convertible Preferred Stock. The exercise price of the warrants is $10 per share. The Company accounts for its redeemable convertible preferred stock warrants as a liability, and they are recorded at their estimated fair value, because the warrants may conditionally obligate the Company to transfer assets at some point in the future. At the end of each reporting period, changes in the estimated fair value during the period are recorded in other income (expense), net in the statement of operations. The Company will continue to adjust the liability for changes in estimated fair value until the earlier of the expiration of the warrants, exercise of the warrants, or conversion of the redeemable convertible preferred stock warrants into common stock warrants upon the completion of a liquidation event, including the completion of an IPO.

Earnings per share

Basic earnings per share are computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock.  As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related EPS guidance. This standard is effective for the Company on July 1, 2022, including interim periods within those fiscal years.  Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. The Company does not expect the adoption of this standard have a material impact on the consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated combined financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

Note 3 – Variable interest entity

Effective on March 1, 2020, as amended and restated pursuant to an agreement dated Oct 26, 2020, the Company entered into an exclusive business cooperation agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. Pursuant to the terms of the agreement, the Company provides technical support, management services and other services on an exclusive basis in relation to E Marketing’s business during the term of the agreement. The Company agrees to fund E Marketing for operational cash flow needs and bear the risk of E Marketing’s losses from operations and E Marketing agrees that iPower has rights to E Marketing’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of E Marketing or its assets subject to assumption of all of its liabilities. As of March 31, 2021 and June 30, 2020, the Company had paid $60,270 and $20,600, respectively, to fund all of E Marketing’s operations under this agreement.

On September 4, 2020, the Company entered into an exclusive business cooperation agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM is owned by Chenlong Tan, the Chairman, CEO, President, and one of the majority shareholders of the Company. Pursuant to the terms of the agreement, the Company will provide technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. The Company agrees to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agrees that the Company has rights to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities. As of March 31, 2021 and June 30, 2020, the Company had paid $30,875 and $0, respectively, for GPM’s operating expenses.

Summary of the key terms of the exclusive business cooperation agreements (the “Agreements”) with E Marketing and GPM (“VIEs"):

•	iPower is the exclusive manager of the VIEs;

•	the VIEs shall not directly or indirectly accepts same or similar services from other parties;

•	the Agreements shall remain effective unless terminated by iPower;

•	iPower is granted an irrevocable and exclusive option to purchase all assets and business at nominal price; and

•	iPower agrees to fund VIEs’ operational needs and bear the risk of VIEs’ losses from operations and VIEs agree that iPower has rights to VIEs’ net profits, if any.

Pursuant to the terms of the Agreements, the Company does not have direct ownership in either E Marketing and GPM but has been actively involved in their operations as the sole manager to direct the activities and significantly impact E Marketing’s and GPM’s economic performance. Each of E Marketing and GPM has only one shareholder and all operational funding was provided by the Company. The Company bears all the risk of losses and has the right to receive all of the benefits from E Marketing and GPM. As such, based on the determination that the Company is the primary beneficiary of E Marketing and GPM, in accordance with ASC 810-10-25-38A through 25-38J, E Marketing and GPM are considered variable interest entities (“VIEs”) of the Company and the financial statements of E Marketing and GPM have been consolidated from the date of control existed, March 1, 2020 and September 4, 2020, respectively.

The Company did not provide financial or other support to the VIEs for the periods presented where the Company was not otherwise contractually required to provide such support.

As of March 31, 2021 and June 30, 2020, there was no pledge or collateralization of the VIEs’ assets that would be used to settle obligations of the VIEs.

The carrying amount of the VIEs’ assets and liabilities were as follows for the periods indicated:

	March 31, 2021	June 30, 2020
Cash in bank	$110,872	$72,686
Receivables from iPower	$492,384	$–
Payables to iPower	$–	$72,686
Income tax payable	$174,410	$–
Other payables	$599	$–

The assets and payables were included in the consolidated balance sheets as of March 31, 2021 and June 30, 2020 and the payables to and receivables from iPower were eliminated in consolidation.

The operating results of the VIEs were as follows for the nine months ended March 31, 2021:

2021
Revenue	$1,448,464
Net income	$448,848

Note 4 - Accounts receivable, net

Accounts receivable, net consisted of the following as of the dates indicated:

	March 31, 2021	June 30, 2020
Accounts receivable	$8,281,993	$6,067,199
Less: allowance for credit losses	189,206	–
Total accounts receivable, net	$8,092,787	$6,067,199

Credit loss expenses were $189,206 and $0 for the nine months ended March 31, 2021 and 2020, respectively.

Note 5 – Inventories, net

As of March 31, 2021 and June 30, 2020, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $10,015,923 and $5,743,181, respectively.

As of March 31, 2021 and June 30, 2020, allowance for obsolescence was $95,574 and $95,574, respectively.

Note 6 – Prepayments and other current assets

As of March 31, 2021 and June 30, 2020, prepayments and other current assets consisted of the followings:

	March 31, 2021	June 30, 2020
Advance to suppliers	$1,768,768	$298,841
Prepaid expenses and Other receivables	1,154,804	317,390

Total	$2,923,572	$616,231

Other receivables consisted of delivery fees of $212,266 and $132,433 and receivables from two unrelated parties for their use of the Company’s courier accounts at March 31, 2021 and June 30, 2020. As of the date of this report, the amount had been fully collected.

Note 7 – Loans payable

Short-term loans

PPP note payable

On April 13, 2020, the Company entered into an agreement with Royal Business Bank (the “Lender”) for a total amount of $175,500, pursuant to a promissory note issued by the Company to the Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at the rate of 1.00% per annum and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

The Company accounts for the PPP loan under Topic 470 as follows: (a) Initially record the cash inflow from the PPP Note as a financial liability and accrued interest in accordance with the interest method under ASC Subtopic 835-30; (b) Not impute additional interest at a market rate; (c) Continue to record the proceeds from the loan as a liability until either (1) the loan is partly or wholly forgiven and the debtor has been legally released by the Lender or (2) the debtor pays off the loan; (d) Reduce the liability by the amount forgiven and record a gain on extinguishment once the loan is partly or wholly forgiven and legal release is received. On March 22, 2021, the $175,500 PPP Note due to Royal Business Bank was fully forgiven. As of March 31, 2021 and June 30, 2020, the Company had an outstanding balance of $0 and $175,500, respectively, under the PPP Note.

Revolving credit facility

On May 3, 2019, the Company entered into an agreement with WFC Fund LLC (“WFC") for a revolving loan of up to $2,000,000. The revolving loan bore interest equal to the prime rate plus 4.25% per annum on the outstanding amount. On May 26, 2020, the Loan and Security Agreement was amended and restated as a Receivable Purchase Agreement (the “Original RPA”), pursuant to which WFC may, but is not obligated to, purchase accounts receivable from the Company from time to time. The credit limit of the revolving facility under the Original RPA was $2,000,000, which had a discount rate equal to the prime rate plus 4.25% per annum on the outstanding amount. This revolving credit facility is secured by all of the Company’s assets and guaranteed by Allan Huang, a former director and executive officer, and one of the Company’s major shareholders and founders. Pursuant to the Original RPA, the purchases of accounts receivable were made with full recourse to the Company, and the Company was obligated to collect the accounts receivables and to repurchase or pay back the amount drawn if the accounts receivable were not collected. In accordance with ASC 860-10-05, the revolving credit facility under the Receivable Purchase Agreement is treated as secured borrowing.

On November 16, 2020, the Original RPA was further amended and restated (the “Restated RPA”) to increase the credit limit of the revolving credit facility from $2,000,000 to $3,000,000. The Restated RPA bears a discount rate of 3.055555%, subject to a rebate of 0.0277% per day. This revolving credit facility is secured by all of the Company’s assets and guaranteed by Chenlong Tan, the CEO and one of the Company’s major shareholders and founders. Pursuant to the agreement, all purchases of accounts receivable are without recourse to the Company, and WFC assumes the risk of nonpayment of the accounts receivable due to a customer’s financial inability to pay the accounts receivable or the customer’s insolvency but not the risk of non-payment of the accounts receivable for any other reason. The Company is obligated to collect the accounts receivables and to repurchase or pay back the amount drawn if the accounts receivable are not collected.

As of March 31, 2021 and June 30, 2020, the outstanding balance due was $1,877,718 and $1,154,180, respectively.

Loans payable

During the quarter ended December 31, 2020, the Company borrowed a total amount of $300,000 from two unrelated parties for short-term cash flow needs. The loans bear interest at the rate of 8% per annum and may be repaid at any time without penalty. In February 2021, the Company had fully repaid the outstanding amount. As of March 31, 2021, the outstanding balance of the loans was $0.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly Installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. As of March 31, 2021, the outstanding balance of the SBA Note was $500,000, which included a current portion of $29,244 and a non-current portion of $470,756.

Note 8 – Convertible notes

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in convertible notes with a 6% interest per annum (the “Convertible Note”) and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The warrants shall be exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO. The Convertible Notes shall be automatically converted into the Company’s Class A Common Stock upon a qualified IPO (the “Mandatory Conversion”) or repayable in cash at the option of the holders of the Convertible Notes with repayment to commence six months after January 27, 2021. The Convertible Notes convert at a price equal to the lesser of (a) a price representing a 30% discount to the public offering price per share of the Class A Common Stock in this Offering, or (b)  a price representing a 30% discount to the price per share equal to dividing $200 million by the total number of (x) outstanding shares of Class A Common Stock immediately prior to the IPO, (y) the number of Class A Common Stock issuable upon conversion of the 34,500 shares of Series A Preferred Stock, and (z) the number of Class A Common Stock issuable upon conversion of all outstanding Convertible Notes. Any interest accrued on the Convertible Note will be waived upon conversion. In the event the Company does not receive a minimum of $15,000,000 of gross proceeds in the Offering or otherwise close on the Offering, the Convertible Notes will bear interest at a rate of 6% per annum which shall accrue from January 27, 2021 and be repayable in six equal monthly installments between July 27, 2021 and January 27, 2022. Alternatively, the Convertible Notes may be converted at the conversion price into shares of Class A Common Stock at the option of the holder prior to the maturity date (the “Conversion Option”). If the notes are converted, either on a Mandatory Conversion basis or through each holder’s exercise of the Conversion Option, any interest accrued on the Convertible Note shall be waived.

In connection with the convertible note offering, the Company issued placement agent warrants to purchase 7.0% of the shares of Class A Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants shall be exercisable for a period of five years from the issuance date and are treated as a debt issuance cost.

The conversion feature included in the terms of the convertible notes creates an obligation to the Company requiring it to repay the notes for cash in January 2022, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. As such, the conversion feature was determined to be a derivative liability, which represent an embedded derivative predominately based on fixed monetary amount. The convertible note warrants and placement agent warrants were determined to be derivative liabilities, which represent free-standing derivative instruments. The Company measured the derivative liabilities at fair value at the issuance date of the convertible notes, convertible note warrants and placement agent warrants based on a Modified Black Scholes option-pricing model. The derivative liabilities were recorded with a corresponding debit to debt discount that will be amortized over the life of the notes using effective interest rate method. At time of issuance, the convertible notes and warrant liabilities were recorded on the balance sheet as liabilities. Debt issuance costs, which consisted of $120,000 in cash netted against the note proceeds and $84,849 in placement agent warrants, are allocated to derivative liabilities based on its fair value at issuance to total proceeds received. Debt issuance costs associated with warrant liabilities are expensed immediately and the debt issuance cost associated with the debt host are amortized over the life of the notes.

Upon issuance, the Company allocated the total proceeds first to the stock warrants, then to the embedded conversion features and the residual to the note. The amount allocated to debt discount was $1,390,141 and the amount allocated to the note was $1,609,859, respectively. The conversion feature and warrant liabilities of $1,390,141 was recorded as a debit to debt discount that was amortized as other non-operating expense over the life of the notes using effective interest rate method. As of March 31, 2021, the Company recorded amortization of debt discount of $463,380 as other non-operating expense and the remaining unamortized debt discount was $926,761.

On March 31, 2021, the Company measured the conversion liability to fair value using the Modified Black Scholes Option Pricing Model based on the expected fair value of the underlying stock with the following assumptions:

As of March 31, 2021
Expected term	0.3 year
Expected volatility	35%
Risk-free interest rate	0.04%
Expected dividend rate	0%
Probability	60%

As of March 31, 2021, the fair value of the convertible note, net of debt discount, was $2,729,747, which included fair value of the conversion feature of $776,507, and a change in fair value of $83,891 was recorded within other non-operating income (expenses).

For accounting on warrants issued with the convertible notes, see Note 14 below for detail.

Note 9 - Related party transactions

On December 1, 2018, the Company acquired certain assets and assumed liabilities from BizRight, LLC, an entity owned and managed by the founders and officers of the Company. The net assets received were recorded at their historical carrying amounts and the purchase price of $2,611,594 was recorded as payable due to related parties. The purchase price shall be paid based on the Company’s cash flow availability and bears an interest rate of 8% per annum on the outstanding amount. During the nine months ended March 31, 2021 and 2020, the Company recorded proceeds of $532,222 and $1,203,170 and payments of $150,498 and $2,476,217, respectively. As of March 31, 2021 and June 30, 2020, the outstanding amount due to related parties was $515,517 and $133,793, respectively.

Note 10 – Income taxes

On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code by (i) lowering the U.S. federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, (iv) requiring a current inclusion of global intangible low taxed income of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax regime, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, and (vii) limiting deductibility of interest and executive compensation expense, among other changes. The Company has computed its tax expenses using the new statutory rate effective on January 1, 2018 of 21%.

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the nine months ended March 31, 2021 and 2020 and the impact was not material to the overall financial statements. For the nine months ended March 31, 2021, the Company recorded deferred tax assets of $52,947, which was resulted from allowance for credit loss of $189,206.

The income tax provision for the nine months ended March 31, 2021 and 2020 consisted of the following:

	March 31, 2021	March 31, 2020

Current:
Federal	$555,430	$212,722
State	258,204	98,316
Total current income tax provision	$813,634	$311,038
Deferred:
Federal	(36,221)	–
State	(16,726)	–
Total deferred taxes	$(52,947)	$–

Total provision for income taxes	$760,687	$311,038

The Company is subject to U.S. federal income tax as well as income tax of state tax jurisdictions. The tax years 2018 and 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	March 31, 2021	March 31, 2020
Statutory tax rate
Federal	21.00%	21.00%
State of California	8.84%	8.84%
Net effect of state income tax deduction and other permanent differences	10.38%	(1.79%	)
Effective tax rate	40.22%	28.05%

As of March 31, 2021 and June 30, 2020, the income taxes payable was $837,694 and $721,211, respectively.

Note 11 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the nine months ended March 31,
	2021	2020
Numerator:
Net income	$1,130,649	$797,946
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	20,204,496	20,056,515
Earnings per share of ordinary shares: -basic and diluted	$0.056	$0.040

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. The computation of basic and diluted EPS was retroactively adjusted for all periods presented.

*On October 20, 2020, the Company issued to its founders 14,000,000 shares of Class B Common Stock, which shall be eligible to convert into Class A Common Stock, on a one-for-ten basis, at any time following twelve (12) months after the Company’s completion of its initial public offering of its Class A Common Stock. The computation of basic and diluted EPS did not include the Class B Common Stock as the holders of Class B Common Stock have no dividend or liquidation right until such time as their shares of Class B Common Stock have been converted into Class A Common Stock. See Note 16 for the status of Class B Common Stock.

*The computation of basic and diluted EPS did not include the underlying shares of Series A Convertible Preferred Stock, convertible notes, and warrants, as the conversion/exercise of these instruments and participation in dividends with the Company’s Common Stock was contingent on completion of an IPO.

Note 12 – Equity

The Company was incorporated in Nevada on April 11, 2018. As of March 31, 2021, the total authorized shares of capital stock were 200,000,000 shares consisting of 166,000,000 shares of Class A Common Stock (“Class A Common Stock”) and 14,000,000 shares of Class B Common Stock (“Class B Common Stock”), and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

On November 16, 2020, the Company filed an amended and restated articles of incorporation in Nevada to consummate a 2-for-1 forward split of our outstanding shares of Class A Common Stock. All share numbers of Class A Common Stock are stated at post-split basis.

The holders of Class A Common Stock shall be entitled to one vote per share in voting or consenting to the election of directors and for all other corporate purposes. The Company issued 20,000,000 shares to its founders at inception.

On January 15, 2020, pursuant to a rescission and mutual release agreement with an unrelated company, the Company issued 204,496 shares of its Class A Common Stock as settlement payment of the $427,010 received.

As of March 31, 2021 and June 30, 2020, after giving effect to a 2-for-1 forward split of the outstanding shares of Class A Common Stock, there were 20,204,496 and 20,204,496 shares of Class A Common Stock issued and outstanding, respectively.

On October 20, 2020, the Company entered into stock purchase agreements with Chenlong Tan and Allan Huang (the “Founders”) pursuant to which each of the Founders received 7,000,000 shares of the Company’s Class B Common Stock, for a purchase price of $0.001 per share in cash. Based on the fact that other than the total consideration of $14,000 (total par value of the Class B Common Stock issued), the Founders did not provide additional services or other means of considerations for the issuance of these shares of Class B Common Stock, the issuance of the Class B Common Stock to the Founders was considered as a nominal issuance, in substance a recapitalization transaction. As such, in accordance with FASB ASC 260-10-55-12 and SAB Topic 4D, the Company recorded and presented the issuance retroactively as outstanding for all reporting periods.

The Class B Common Stock shall be entitled to ten (10) votes per share in voting or consenting to the election of directors and for all other corporate purposes. Class B Common Stock shall be eligible to convert into Class A Common Stock, on a ten-for-one basis, at any time following twelve (12) months after the Company’s completion of the initial public offering of its Class A Common Stock. Holders of Class B Common Stock shall have no dividend or liquidation right until such time as their shares of Class B Common Stock have been converted into Class A Common Stock. As of March 31, 2021 and June 30, 2020, the outstanding shares of Class B Common Stock were retroactively stated as 14,000,000 and 14,000,000, respectively. See Note 17 for status of the Class B Common Stock.

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. See Note 13 below for details of Series A Convertible Preferred Stock issued on December 30, 2020.

Note 13 – Series A Convertible Preferred Stock

On December 30, 2020, the Company closed a private placement and issued a total of 34,500 shares of Series A Convertible Preferred Stock, par value $0.001 per share, to a total of three accredited investors, at a purchase price of $10.00 per share, for a total purchase price of $345,000 in cash. Pursuant to the certificate of designations, the Series A Convertible Preferred Stock will automatically convert into shares of the Class A Common Stock (the “Conversion Shares”) at a conversion price equal to 70% of the initial price per share of the Class A Common Stock. If the IPO has not occurred by December 31, 2021, the Company will be obligated to redeem and repurchase for cash all of the outstanding shares of Series A Convertible Preferred Stock for a purchase price equal to (a) the product of multiplying the $10.00 Stated Value of each outstanding share of Series A Convertible Preferred Stock by the total number of outstanding shares of Series A Convertible Preferred Stock, plus (b) all accrued and unpaid Dividends at 9% per annum. In the event that the Series A Convertible Preferred Stock are converted into Conversion Shares, no Dividend shall accrue or be payable.

In connection with this private placement, the Company paid $27,600 in cash and issued warrants to purchase 2,415 shares of Series A Convertible Preferred Stock to Boustead Securities, LLC (the “Placement Agent”) as compensation, which was recorded as financing expense. The exercise price of the warrants is $10 per share. The warrants were recorded as liability. See Note 14 below for detail.

The redemption feature creates an obligation to the Company requiring it to redeem the Preferred Shares for cash on December 31, 2021, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. The Series A convertible preferred stock are mandatorily redeemable and should be classified as a liability in accordance with ASC 480-10 and the Company has elected to record the Series A Convertible Preferred Stock at fair value with changes in fair value recorded through earnings under the ASC 825-10-15-4 fair value option (“FVO”) election.

Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As of March 31, 2021, the fair value was $433,714 which was measured based on the fixed monetary amount of the convertible share upon IPO and the probability of IPO. The change in fair value of $88,714 was recorded as other non-operating expense.

As of March 31, 2021 and June 30, 2020, respectively, the Company had 34,500 and 0 shares of Preferred Stock issued and outstanding.

Note 14 – Warrant liabilities

The Company’s warrant liabilities contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity for at the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 measurements.

On December 30, 2020, the Company issued warrants to purchase 2,415 shares of Series A Convertible Preferred Stock to Boustead Securities, LLC (the “Placement Agent”) as compensation, which was recorded as financing expense. The exercise price of the warrants is $10 per share and expires in five years from the issuance date. This Series A Preferred Stock warrant were valued using Black Scholes Option Pricing Model at issuance date and recorded $8,047 as financing expense and warrant liability.

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in convertible notes and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The convertible note warrants shall be exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO. In the event the Convertible Notes are repaid in cash by the Company, the convertible notes warrants will expire and have no further value.

In connection with the convertible note offering, the Company also issued placement agent warrants to purchase 7.0% of the shares of Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants shall be exercisable for a period of five years from the issuance date.

On March 31, 2021, the Company remeasured the warrants to fair value using the Modified Black Scholes Option Pricing Model based on the expected fair value of the underlying stock with the following assumptions:

As of March 31, 2021
Expected term	3 to 5 years
Expected volatility	56% to 58%
Risk-free interest rate	0.35% to 0.92%
Expected dividend rate	0%
Probability	60%

As of March 31, 2021, the fair value of the warrant liabilities was $905,713 and the change in fair value of $161,959 was recorded within other non-operating income (expenses).

Note 15 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2021 and June 30, 2020, $474,322 and $977,635, respectively, were deposited with various major financial institutions in the United States.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the nine months ended March 31, 2021 and 2020, Amazon Vendor and Amazon Seller customers accounted for 78% and 70% of the Company's total revenues, respectively. As of March 31, 2021 and June 30, 2020, accounts receivable from Amazon Vendor and Amazon Seller accounted for 91% and 95% of the Company’s total accounts receivable.

For the nine months ended March 31, 2021 and 2020, two suppliers accounted for 28% (17% and 11%) and 44% (30% and 14%) of the Company's total purchases, respectively. As of March 31, 2021, accounts payable to two suppliers accounted for 19% and 17% of the Company’s total accounts payable. As of June 30, 2020, accounts payable to three suppliers accounted for 26%, 13% and 12%, respectively, of the Company’s total accounts payable.

Note 16 - Commitments and contingencies

Lease commitment

The Company has adopted ASC842 since its inception date, April 11, 2018. The Company has entered into a lease agreement for office and warehouse space with a lease period from December 1, 2018 until December 31, 2020. On August 24, 2020, the Company negotiated for new terms to extend the lease. The lease term is amended and extended through December 31, 2023.

On September 1, 2020, in addition to the primary fulfillment center, the Company leased a second fulfillment center in City of Industry, California. The base rental fee is $27,921 to $29,910 per month through October 31, 2023.

Total commitment for the full term of these leases is $2,346,200. $1,987,363 and $262,875 of operating lease right-of-use assets and $2,073,684 and $262,875 of operating lease liabilities were reflected on the March 31, 2021 and June 30, 2020 financial statements, respectively.

Nine Months Ended March 31, 2021 and 2020:

Lease cost	3/31/2021	3/31/2020
Operating lease cost (included in G&A in the Company's statement of operations)	$559,606	$275,859

Other information
Cash paid for amounts included in the measurement of lease liabilities	473,285	275,859
Remaining term in years	2.5	0.75
Average discount rate - operating leases	8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	3/31/2021	6/30/2020
Right of use asset - non-current	$1,987,363	$262,875

Lease Liability - current	715,083	262,875
Lease Liability - non-current	1,358,601	–
Total operating lease liabilities	$2,073,684	$262,875

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For the period from April 1, 2021 to June 30, 2021	$209,762
For Year ending June 30:
2022	847,845
2023	859,881
2024	371,639
Less: Imputed interest/present value discount	(215,443)
Present value of lease liabilities	$2,073,684

Contingencies

Except as disclosed in Note 17 below, the Company is not currently a party to any material legal proceedings, investigation or claims. However, the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business. While the Company is not presently subject to any material legal proceedings, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

In an effort to contain or slow the COVID-19 outbreak, authorities across the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. The Company anticipates that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences, will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on the Company’s operations to date, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on the Company’s business.

Note 17 - Subsequent events

Conversion of Class B Common Stock and Reclassification of Common Stock

Effective April 14, 2021, the Company amended its Articles of Incorporation to allow conversion of its Class B Common Stock at any time after issuance. On the same date, the Class B Common stockholders, Chenlong Tan and Allan Huang, elected to convert all their 14,000,000 outstanding shares of the Company’s Class B Common Stock into 1,400,000 shares of Class A Common Stock. On April 23, 2021, the Company amended and restated its articles of incorporation to eliminate the Class A and Class B Common Stock designations and authorize for issuance a total of 180,000,000 shares which are solely designated as Common Stock.

Termination of Agreement with Boustead Securities LLC

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan.

Initial Public Offering

On May 14, 2020, the Company closed its initial public offering (“IPO”) under a registration statement effective May 11, 2021, in which it issued and sold 3,360,000 shares of its Common Stock at a purchase price of $5.00 per share. On May 21, 2021, the Company closed on the IPO’s overallotment option, selling an additional 504,000 shares of Common Stock to the IPO’s underwriters at the public offering price of $5.00 per share. The Company received net proceeds of approximately $16.5 million from the IPO after deducting underwriting discounts and offering expenses.

Conversion of Preferred Stock and Convertible Notes

On May 14, 2021, the Company closed on an Offering of $16.8 million in gross proceeds, following which time the Series A convertible preferred stock and Convertible Notes converted into an aggregate of 955,716 shares of the Common Stock.

Exercise of Placement Agent Warrants

On May 14, 2021, the Company issued 24,451 shares of Common Stock upon cashless exercise of warrants held by Boustead Securities LLC, the placement agent for the Company’s private offerings completed in December 2020 and January 2021.

Acquisition of Variable Interest Entities

On May 18, 2021, the Company entered into equity purchase agreements (“Equity Purchase Agreements”) with the shareholders of each of our variable interest entities, E Marketing Solution Inc. (“E Marketing”) and Global Product Marketing Inc. (“GPM”), pursuant to which we acquired 100% of the equity interests of each of E Marketing and GPM. The Company paid nominal consideration of $10.00 for the acquisition of each of E Marketing and GPM, entities that were 100% owned, respectively, by our long-time shareholder, Shanshan Huang, and our President, Chief Executive Officer and Chairman, Chenlong Tan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Overview

iPower Inc. is an online hydroponic equipment supplier based in the United States. Through the operations of our e-commerce platform, www.Zenhydro.com, and our combined 72,000 square foot fulfillment centers in Los Angeles, California, we believe we are one of the leading marketers, distributors and retailers of grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and accessories for hydroponic gardening, based on management’s estimates. We have a diverse customer base that includes commercial users and individuals. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth, both in terms of expanding customer base as well as brand and product development.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and consist of more than 2,600 SKUs of products such as grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the second half of 2020, our top five product segments consisted of nutrients (17% of total sales), ventilation systems (16% of sales), grow light systems (9% of sales), air filtration devices (8% of sales) and gardening equipment (5% of sales). While we will continue focusing on our top products, we are working to expand its product line to include nutrients.

Trends and Expectations

Product and Brand Development

We plan to increase investments in product and brand development. We actively evaluate and pursue acquisitions of product brand names and improvements on existing products.

COVID-19 Outbreak

We are continuing to closely monitor the impact of the COVID-19 outbreak on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, and stockholders, all of which are uncertain and cannot be predicted. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures in our facilities, suspending all non-essential travel, transitioning certain of our employees to working-from-home arrangements, reimbursing certain employee technology purchases, providing emergency paid time off and targeted hourly pay increases and developing no contact delivery methods.

In an effort to contain or slow the COVID-19 outbreak, authorities across the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences, will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business.

In the short term, we have continued to see increased sales and order activity in the market since the COVID-19 outbreak. In order to keep up with the increased orders, we have hired and are continuing to hire additional personnel. However, much is unknown and accordingly the situation remains dynamic and subject to rapid and possibly material change. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, stockholders and communities.

Regulatory Environment

We sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including the growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and a total of 44 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the nine months ended March 31, 2021 and 2020

The following table presents certain unaudited condensed consolidated and combined statement of operations information and presentation of that data as a percentage of change from period to period.

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020	Variance
Revenues	$39,348,154	$25,278,339	55.7%
Cost of goods sold	23,073,000	16,710,953	38.1%
Gross profit	16,275,154	8,567,386	90.0%
Selling, general and administrative expenses	13,556,941	7,422,996	82.6%
Operating income	2,718,213	1,144,390	137.5%
Other (expenses)	(826,877)	(35,406)	2,235.4%
Income before income taxes	1,891,336	1,108,984	70.5%
Income tax expenses	760,687	311,038	144.6%
Net income	$1,130,649	$797,946	41.7%

Gross profit % of revenues	41.4%	33.9%
Operating income % of revenues	6.9%	4.5%
Net income % of revenues	2.9%	3.2%

Revenues

Revenues for the nine months ended March 31, 2021 increased 55.7% to $39,348,154 as compared to $25,278,339 for the nine months ended March 31, 2020. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic. However, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the nine months ended March 31, 2021 increased 38.1% to $23,073,000 compared to $16,710,953 for the nine months ended March 31, 2020. The increase was due to an increase in sales as discussed above. In addition, we experienced a decrease of cost of goods sold as a percentage of revenue as a result of selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $16,275,154 for the nine months ended March 31, 2021 as compared to $8,567,386 for the nine months ended March 31, 2020. The gross profit ratio also increased to 41.4% for the nine months ended March 31, 2021 from 33.9% for the nine months ended March 31, 2020. The increase was due to a combination of an increase in sales as discussed above and a decrease of cost of goods sold resulting from selling more products under in-house brands as opposed to third party brands. The gross margin for in-house branded products is, on average, 20% higher than our gross margin for third party brands.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2021 increased 82.6% to $13,556,941 as compared to $7,422,996 for the nine months ended March 31, 2020. The increase was mainly due to an increase in selling expenses of $2,962,190 and G&A expenses of $3,171,755, which included payroll expenses and other operating expenses.

Income from Operations

Income from Operations was $2,718,213 for the nine months ended March 31, 2021 as compared to $1,144,390 for the nine ended March 31, 2020. The Income from Operations ratio also increased to 6.9 % for the nine months ended March 31, 2021 from 4.5% for the nine months ended March 31, 2020. The increase was due to a combination of an increase in sales as discussed above and a decrease of cost of goods sold resulting from selling more in house branded products as opposed to third party brands.

Other Income/(Expense)

Other (expenses) consists of interest expense, financing fees and other non-operating income (expenses). Other expenses for the nine months ended March 31, 2021 was $(826,877) as compared to $(35,406) for the nine months ended March 31, 2020. The increase in other expenses was mainly due to an increase in interest expenses of $66,137, financing fees of $98,139, amortization of debt discount of $463,380, and change in fair value of conversion feature and warrant liabilities of $334,564 resulted from issuance of our Series A Convertible Preferred Stock, convertible notes and warrants during the period ended March 31, 2021.

Net Income

Net income for the nine months ended March 31, 2021 was $1,130,649 as compared to net income of $797,946 for the nine months ended March 31, 2020, representing an increase of $332,703. While the operating income % of revenues was increased to 6.9% in the nine months ended March 31, 2021 comparing to 4.5% for the same period in 2020, the decrease in net income % of revenue from 3.2% for the nine months ended March 31, 2020 to 2.9% for the nine months ended March 31, 2021 was primarily due to the increase in non-operating expense discussed above.

For the three months ended March 31, 2021 and 2020

The following table presents certain unaudited condensed consolidated and combined statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Variance
Revenues	$13,133,902	$9,772,108	34.4%
Cost of goods sold	$7,369,127	$6,612,596	11.4%
Gross profit	$5,764,775	$3,159,512	82.5%
Selling, general and administrative expenses	$4,976,041	$2,819,327	76.5%
Operating income	$788,734	$340,185	131.9%
Other (expenses)	$(757,744)	$(33,376)	2,170.3%
Income before income taxes	$30,990	$306,809	(89.9%	)
Income tax expenses	$237,813	$86,085	176.3%
Net (loss) income	$(206,823)	$220,724	(193.7%	)
Gross profit % of revenues	43.9%	32.3%
Operating income % of revenues	6.0%	3.5%
Net (loss) income % of revenues	(1.6% )	2.3%

Revenues

Revenues for the three months ended March 31, 2021 increased 34.4% to $13,133,902 as compared to $9,772,108 for the three months ended March 31, 2020. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic. However, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the three months ended March 31, 2021 increased 11.4% to $7,369,127 as compared to $6,612,596 for the three months ended March 31, 2020. The increase was due to an increase in sales as discussed above. In addition, we experienced a decrease of cost of goods sold as a percentage of revenue as a result of selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $5,764,775 for the three months ended March 31, 2020 as compared to $3,159,512 for the three months ended March 31, 2020. The gross profit ratio also increased to 43.9 % for the three months ended March 31, 2021 from 32.3% for the three months ended March 31, 2020. The increase was due to a combination of an increase in sales as discussed above and a decrease of cost of goods sold resulting from selling more in house branded products as opposed to third party brands. The gross margin for in-house branded products is, on average, approximately 20% higher than the gross margin for third party brands.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 increased 76.5% to $4,976,041 as compared to $2,819,327 for the three months ended March 31, 2020. The increase was mainly due to an increase in selling expenses of 735,248 and general and administrative expenses of $1,421,466, which included payroll expenses and other operating expenses.

Income from Operations

Income from Operations was $788,734 for the three months ended March 31, 2021 as compared to $340,185 for the three months ended March 31, 2020. The Income from Operations ratio also increased to 6.0% for the three months ended March 31, 2021 from 3.5% for the three months ended March 31, 2020. The increase was due to a combination of an increase in sales as discussed above and a decrease of cost of goods sold resulting from selling more in house branded products as opposed to third party brands.

Other Income/(Expense)

Other (expenses) consists of interest expense, financing fees and other non-operating income (expenses). Other expenses for the three months ended March 31, 2021 was $(757,744) as compared to $(33,376) for the three months ended March 31, 2020. The increase in other expenses was mainly due to an increase in interest expenses of $33,896, financing fees of 60,692, amortization of debt discount of $463,380, and change in fair value of conversion feature and warrant liabilities of $334,564 resulting from the issuance of our Series A Convertible Preferred Stock, convertible notes and warrants during the period ended March 31, 2021.

Net Income (loss)

Net loss for the three months ended March 31, 2021 was ($206,823) as compared to net income of $220,724 for the three months ended March 31, 2020, representing a decrease of $427,547. While the operating income as a percent of revenues increased to 6.0% in the nine months ended March 31, 2021 as compared to 3.5% for the same period in 2020, the decrease in net income as a percent of revenue decreased from 2.3% for the nine months ended March 31, 2020 to (1.6%) for the nine months ended March 31, 2021 primarily due to the increase in non-operating expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the nine months ended March 31, 2021 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility and the issuance of convertible preferred stock and convertible notes. We had cash and cash equivalents of $474,322 as of March 31, 2021, representing a $503,313 decrease from $977,635 of cash as of June 30, 2020. The cash decrease was primarily the result of the decrease in net cash provided by operating activities. During the nine months ended March 31, 2021, we increased our purchase of products in order to maintain the higher inventory level required to meet our increasing sales. Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months.

On December 30, 2020, we closed on a private placement offering pursuant to which we sold to three accredited investors an aggregate of $345,000 in Series A convertible preferred stock, at a purchase price of $10.00 per share, which stock will convert into Class A Common Stock upon completion of our initial public offering (the “IPO”) at a discount of 30% to the IPO per share purchase price. The Series A convertible preferred stock offering was completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act of 1933, as amended.

On January 27, 2021, we completed a private placement offering pursuant to which we sold to two accredited investors an aggregate of $3,000,000 of our 6% convertible notes due six months from the date of issuance, subject to extension as provided below (the “Convertible Notes”). Upon completion of our IPO, assuming we sell not less than $15,000,000 of our Class A Common Stock, the Convertible Notes will automatically convert into shares of Class A Common Stock at a conversion price equal to the lesser of (a) $3.5 per share, representing a 30% discount to the public offering price per share of the Class A Common Stock in this offering, or (b) $6.31 per share, representing a 30% discount to the price per share equal to dividing $200 million by the total number of (x) the 21,604,496 outstanding shares of Class A Common Stock immediately prior to the IPO, (y) the shares of Class A Common Stock issuable upon conversion of the 34,500 shares of Series A Preferred Stock, and (z) the shares of Class A Common Stock issuable upon conversion of all outstanding Convertible Notes. Boustead Securities LLC acted as placement agent in both the December 30, 2020 and the January 27, 2021 private placements.

In the event the Company does not receive a minimum of $15,000,000 of gross proceeds in the IPO or otherwise close on the IPO, the Convertible Notes will bear interest at a rate of 6% per annum which shall accrue from January 27, 2021 and be repayable in six equal monthly installments between July 27, 2021 and January 27, 2022. Alternatively, the Convertible Notes may be converted at the conversion price into Class A Common Stock at the option of the holder prior to the maturity date. If the notes are converted, either on a Mandatory Conversion basis or at the option of the holder, any interest accrued on the Convertible Note shall be waived.

In addition to the Convertible Notes, the purchasers of the Convertible Notes received three-year warrants entitling the holders to purchase 685,714 shares of Class A Common Stock which equals 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. In the event the Convertible Notes are repaid in cash by the Company, the warrants will expire and have no further value.

Prior to completion of our IPO, on April 14, 2021, we amended and restated our articles of incorporation to eliminate the Class A Common Stock and Class B Common Stock designations. And on May 14, 2020, the Company closed its IPO under a registration statement, effective May 11, 2021, in which we issued and sold 3,360,000 shares of Common Stock at a purchase price of $5.00 per share. On May 21, 2021, the Company closed on the IPO’s overallotment option, selling an additional 504,000 shares of Common Stock to the IPO’s underwriters at the public offering price of $5.00 per share. The Company received net proceeds of approximately $16.5 million from the IPO after deducting underwriting discounts and offering expenses.

Following completion of the IPO, on May 14, 2021, the Series A convertible preferred stock and Convertible Notes were converted into an aggregate of 955,716 shares of the Common Stock. The Company also issued 24,451 shares of Common Stock upon the cashless exercise of warrants held by Boustead Securities LLC, the placement agent of the Company’s private placement offerings completed in December 2020 and January 2021.

Working Capital

As of March 31, 2021 and June 30, 2020, our working capital was $4,611,174 and $3,161,389, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash (used in) / provided by operating activities for the nine months ended March 31, 2021 and March 31, 2020 was ($ 4,786,077) and $775,907, respectively. The increase in use of cash in operating activities resulted from an increased purchase of products in order to maintain the higher inventory levels required to meet our increasing sales volumes.

Investing Activities

For the nine months ended March 31, 2021 and March 31, 2020, net cash used in investing activities was the result of additions to property and equipment of ($61,498) and ($6,252), respectively, which were mainly related to the purchase of warehouse fixtures and office equipment.

Financing Activities

Net cash provided by / (used in) financing activities was $4,344,262 and ($363,957), respectively, for the nine months ended March 31, 2021 and March 31, 2020. The main reason for the increase in net cash provided was primarily a result of proceeds from our revolving facility with WFC and the closing of our private placement of an aggregate of $345,000 in Series A convertible preferred stock and a $3,000,000 note offering.

October 2019 Share Exchange Agreement and Rescission

In October 2019, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Sugarmade, Inc., a Delaware corporation (“Sugarmade”), pursuant to which, among other things, the Company and its stockholders agreed to sell 100% of the issued and outstanding capital stock of the Company to Sugarmade in exchange for $870,000 in cash, $7,130,000 under a promissory note, up to 650,000 shares of Sugarmade’s common stock, and up to 3,500,000 shares of Sugarmade’s Series B preferred stock.

Due to certain disputes that arose between the parties with respect to certain terms and conditions contained in the Share Exchange Agreement, the parties entered into a Rescission and Mutual Release Agreement on January 15, 2020 (the “Rescission Agreement”). Pursuant to the terms of the Rescission Agreement, the Company and its stockholders returned the shares of Sugarmade common stock and preferred stock and issued to Sugarmade 102,248 (204,496 post forward split) shares of the Company’s common stock valued at $427,010.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 2 to our audited consolidated and combined financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated and combined financial statements.

Variable interest entity

The Company entered into an agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by Shanshan Huang, one of the shareholders of the Company. The Company also entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM is owned by Chenlong Tan, the Chairman, CEO, President and one of the majority shareholders of the Company. The Company does not have direct ownership in E Marketing and GPM but has been actively involved in their operations and has the power to direct the activities and significantly impact E Marketing’s and GPM’s economic performance. The Company also bears all the risk of losses and has the right to receive all of the benefits from E Marketing and GPM. As such, in accordance with ASC 810-10-25-38A through 25-38J, E Marketing and GPM are considered variable interest entities (“VIEs”) of the Company and the financial statements of E Marketing and GPM were consolidated from the date of control existed.

Promptly following completion of our IPO, Messrs. Huang and Tan have agreed to convey for nominal consideration 100% of the equity of both E Marketing and GPM to the Company, at which time E Marketing and GPM will become wholly-owned subsidiaries of iPower.

Revenue recognition

The Company recognizes revenue from product sales revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized when it is shipped to the customer. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

The Company evaluates the criteria of ASC 606 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service, the Company is subject to inventory risk before the good or service has been transferred to a customer and the Company has discretion in establishing the price, revenue is recorded at gross.

Payments received prior to the shipment of goods to customers are recorded as customer deposits.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction.

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Shipping and handling costs are recorded as selling expenses.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered period costs and reflected in selling, general and administrative expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving and obsolescence and records allowance for obsolescence.

Leases

On its inception date, April 11, 2018, the Company adopted ASC 842 – Leases (“ASC 842”), which requires lessees to record right-of-use, or ROU, assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements.

ROU assets represent our right to use an underlying asset for the lease terms and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Commitments and Contingencies

In the normal course of business, the Company is subject to certain contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and specific facts and circumstances of each matter.

Earnings per share

Basic earnings per share are computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised.

Convertible notes and warrants

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in convertible notes with a 6% interest per annum (“Convertible Notes”) and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The warrants shall be exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO. The Convertible Notes shall be automatically converted into the Company’s Class A Common Stock upon a qualified IPO or repayable in cash at the option of the holders of the Convertible Notes with repayment to commence six months after January 27, 2021. The Convertible Notes convert at a price equal to the lesser of (a) a price representing a 30% discount to the public offering price per share of the Class A Common Stock in this Offering, or (b)  a price representing a 30% discount to the price per share equal to dividing $200 million by the total number of (x) outstanding shares of Class A Common Stock immediately prior to the IPO, (y) the number of Class A Common Stock issuable upon conversion of the 34,500 shares of Series A Preferred Stock, and (z) the number of Class A Common Stock issuable upon conversion of all outstanding Convertible Notes. In the event the Company does not receive a minimum of $15,000,000 of gross proceeds in the Offering or otherwise close on the Offering, the Convertible Notes will bear interest at a rate of 6% per annum which shall accrue from January 27, 2021 and be repayable in six equal monthly installments between July 27, 2021 and January 27, 2022. Alternatively, the Convertible Notes may be converted at the conversion price into Common Stock at the option of the holder prior to the maturity date (the “Conversion Option”). If the notes are converted, either on a Mandatory Conversion basis or at the option of the holder, any interest accrued on the Convertible Note shall be waived.

In connection with the convertible note offering, the Company issued placement agent warrants to purchase 7.0% of the shares of Class A Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants shall be exercisable for a period of five years from the issuance date and are treated as a debt issuance cost.

The conversion feature included in the terms of the convertible notes and the warrants creates an obligation to the Company requiring it to repay the notes for cash in January 2022, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. As such, the conversion feature was determined to be a derivative liability, which represent an embedded derivative predominately based on fixed monetary amount. The convertible note warrants and placement agent warrants were determined to be derivative liabilities, which represent free-standing derivative instruments. The Company measured the derivative liabilities at fair value at the issuance date of the convertible notes, convertible note warrants and placement agent warrants based on a Modified Black Scholes option-pricing model. The derivative liabilities were recorded with a corresponding debit to debt discount that will be amortized over the life of the notes using effective interest rate method. At time of issuance, the convertible notes and warrant liabilities were recorded on the balance sheet as liabilities. Debt issuance costs are allocated to derivative liabilities based on its fair value at issuance to total proceeds received. Debt issuance costs associated with warrant liabilities are expensed immediately and the debt issuance cost associated with the debt host are amortized over the life of the notes.

Series A Convertible Preferred Stock

On December 30, 2020, the Company issued a total of 34,500 shares of Series A Convertible Preferred Stock, par value $0.001 per share. Pursuant to the certificate of designations, the Series A Convertible Preferred Stock will automatically convert into shares of the Class A Common Stock (the “Conversion Shares”) at a conversion price equal to 70% of the initial price per share of the Class A Common Stock. If the IPO shall not have occurred by December 31, 2021, the Company shall redeem and repurchase for cash all of the outstanding shares of Series A Convertible Preferred Stock for a purchase price equal to (a) the product of multiplying the $10.00 Stated Value of each outstanding share of Series A Convertible Preferred Stock by the total number of outstanding shares of Series A Convertible Preferred Stock, plus (b) all accrued and unpaid Dividends at 9% per annum. In the event that the Series A Convertible Preferred Stock shall be converted into Conversion Shares, no Dividend shall accrue or be payable.

The redemption feature creates an obligation to the Company requiring it to redeem the Preferred Shares for cash on December 31, 2021, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. The Series A convertible preferred stock are mandatorily redeemable and should be classified as a liability in accordance with ASC 480-10 and the Company has elected to record the Series A Convertible Preferred Stock at fair value with changes in fair value recorded through earnings under the ASC 825-10-15-4 fair value option (“FVO”) election.

Series A Preferred Stock Warrant

In connection with this private placement, the Company issued warrants to purchase shares of Series A Convertible Preferred Stock. The exercise price of the warrants is $10 per share. The Company accounts for its redeemable convertible preferred stock warrants as a liability, and they are recorded at their estimated fair value, because the warrants may conditionally obligate the Company to transfer assets at some point in the future. At the end of each reporting period, changes in the estimated fair value during the period are recorded in other income (expense), net in the statement of operations. The Company will continue to adjust the liability for changes in estimated fair value until the earlier of the expiration of the warrants, exercise of the warrants, or conversion of the redeemable convertible preferred stock warrants into Class A Common Stock warrants upon the completion of a liquidation event, including the completion of an IPO.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for the Company on July 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. The Company does not expect the adoption of this standard have a material impact on the consolidated and combined financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated and combined financial position, statements of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

As of March 31, 2021, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements, (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis, and (iii) there was a lack of review and approval procedures for related party transactions.

Management has evaluated remediation plans to address these deficiencies and has implemented changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our former placement agent, Boustead Securities LLC, has stated that it intends to bring legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. If we are unable to reach a settlement with Boustead, it is likely that Boustead will file a legal action against us or seek binding arbitration of the dispute. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. We have agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute.  Additionally, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – We recently unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation in the event we are not able to come to agreement on the amounts Boustead deems itself to be owed under such agreement” “Certain Relationships and Related Party Transactions” and “Underwriting” in our prospectus dated May 11, 2021.

Other than the above, we are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

None.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

June 25, 2021	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

June 25, 2021	By:	/s/ Kevin Vassily
Kevin Vassily
Chief Financial Officer

