Form 10-K
period 2021-06-30
iPower Inc.
filed 2021-09-28
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2021

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 001-40391

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

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $29,308,741.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on September 27, 2021 was 26,448,663.

iPOWER INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements include statements concerning the following:

•	our inability to predict or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 pandemic;
•	our limited operating history;
•	our future results of operations;
•	our current and future capital requirements necessary to support our efforts to open or acquire new complimentary businesses and channels of trade;
•	our cash needs and financial plans;
•	our competitive position;
•	seasonality;
•	our dependence on consumer interest in growing crops with the equipment and other products that we offer;
•	evolving laws surrounding cannabis on a local, state and federal level;
•	the effectiveness of our internal controls;
•	our dependence on third parties to manufacture and sell us inventory;
•	our ability to maintain or protect our intellectual property;
•	our ability to innovate and develop new intellectual property to continue enhancing our product and service offerings;
•	our ability to protect our systems from unauthorized intrusions or theft of proprietary information;
•	our ability to retain key executive members;
•	our ability to maintain our relationships with third-party vendors and suppliers;
•	our ability to internally develop products and intellectual property;
•	expected technological advances by us or by third parties and our ability to leverage them;
•	our potential growth opportunities;
•	interpretations of current laws and the passage of future laws;
•	acceptance of our business model by investors;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our ability to sell additional products and services to customers;
•	our ability to adequately support growth;
•	our ability to ensure consistency in the quality of our products and the quality and costs of our supply chain, including management of freight costs;
•	any disruption to third party sales platforms, including Amazon.com, Walmart and eBay, through which approximately 80% of our current revenues are derived; and
•	potential disruption of our business and supply chain that may be caused by any conflicts or trade wars between China and the U.S., as well as increased tariffs on the products which we import.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the reports we file with the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K, the documents that we reference in this Annual Report on Form 10-K and the documentation we have filed as exhibits thereto with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this report refer to iPower Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

iPower Inc. (formerly, BZRTH, Inc.) was formed in Nevada in April of 2018. We believe we are one of the largest online hydroponic equipment suppliers in the United States. On September 4, 2020, we filed a certificate of amendment to our articles of incorporation to change our name from BZRTH, Inc. to iPower Inc. On November 16, 2020 we amended and restated our articles of incorporation in Nevada to consummate a 2-for-1 forward split of our outstanding shares of Common Stock.

Our Business

We own and operate the retail website www.zenhydro.com where we sell a wide array of stock keeping units (“SKUs”) and multiple best-selling products which enable our customers to grow vegetables, fruits and flowers, and other plants, including cannabis. The hydroponic and gardening industry is generally fragmented, and retail outlets are generally smaller family-owned enterprises consisting of a single location. We intend to take advantage of current market conditions by providing consumers with a one-stop shopping experience where they can satisfy all their horticultural needs and have the products shipped directly to them.

The Company leases approximately 72,000 square feet of floor space across our two fulfillment centers just outside of Los Angeles, California. In addition, we recently signed a lease for a fulfillment center in Rancho Cucamonga, California, which will add an additional 99,000 square feet of space when the lease commences on or about November 15, 2021. We have fostered relationships with recognized commercial shipping enterprises. From our two fulfillment centers, we deliver directly to customers including homes, farms and small commercial cultivators, as well as various commercial hydroponics stores across the United States.

In addition to iPower’s website, www.zenhydro.com, we sell our products through third party e-commerce channels including Amazon, eBay and Walmart.com, where we have worked to develop a strong presence on their platforms. Approximately 84% of our sales revenue during the year ended June 30, 2021 were derived from sales on Amazon, eBay and Walmart, where we experienced approximately 48% revenue growth in the fiscal year ended June 30, 2021 as compared to the prior fiscal year.

Products

iPower’s e-commerce platform offers essential supplies to the hydroponic and gardening industry, including nutrients, industry-leading hydroponic equipment, power-efficient lighting, and thousands of additional products used by professional growers and specialty cultivation operations. In addition to offering products from hundreds of third party brands, the Company has established its own in-house branded products which are also made available for purchase through our various sales channels. Our in-house branded products, marketed under the iPower™ and Simple Deluxe™ brands, include grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items, some of which have been designated as Amazon best seller product leaders, including 62 products which have been designated “Amazon Choice Products” and five of which have been designated “#1 Best Seller SKUs.” We currently offer more than 2,600 products from our proprietary, in-house branded products to consumers.

We own and operate the retail website www.zenhydro.com where we sell a wide array of stock keeping units (“SKUs”) and multiple best-selling products which enable our customers to grow vegetables, fruits and flowers, and other plants, including cannabis.

The Global Hydroponics Markets

Advances in hydroponic systems have helped usher in a new age of high-yield cultivation techniques, earning hydroponics a multitude of dedicated adherents – both individual and commercial growers – globally. Hydroponics is a method of gardening in which plants (often high-value crops) are grown in an optimized solution of water and nutrients, rather than soil. This method is typically used inside greenhouses to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit from these techniques by producing crops faster and with higher crop yields per acre as compared to traditional soil-based growers. Indoor growing techniques and hydroponic products are being utilized in new and emerging industries or segments. In addition, vertical farms producing organic fruits and vegetables are also beginning to utilize hydroponics due to a rising shortage of farmland as well as environmental vulnerabilities including drought, other severe weather conditions and insect/pest infestations.

Through the use of hydroponics systems, growers can achieve potentially larger crop yields, faster growth time (up to twice as fast), up to a 90% increase in water efficiency, and require a substantially smaller footprint (up to 10x more yield in the same amount of space). By using hydroponics growth systems, gardeners and growers will not be affected by unfavorable climate and soil conditions, and will not require chemical or pest control products, resulting in safer and healthier growing environments. (See https://greenourplanet.org/benefits-of-hydroponics/).

According to Markets and Markets (https://www.marketsandmarkets.com/PressReleases/hydroponic.asp), in 2020 the global market for Hydroponic products is estimated at $9.5 billion and, with a compound annual growth rate of 12.1% (according to Mordor Intelligence), by 2025 the global market for hydroponic products is forecast to be approximately $16.6 billion. The United States represents approximately 30% of the total global hydroponics market. For those users who intend to use the Company’s products to grow hemp-derived CBD medicinal products, the 2018 Farm Bill officially removed hemp from the list of controlled substances. According to the Brightfield Group, estimated sales of hemp-derived CBD products was approximately $22.0 billion.

Our business serves a relatively new, yet sophisticated community of commercial and urban cultivators growing a wide array of vegetation. These cultivators use innovative indoor and outdoor growing techniques to produce specialty crops in highly controlled environments. Employing these techniques enable these growers to produce crops at higher yields without having to compromise quality, regardless of their local geography and climate.

Our target market segments include home growers of organic vegetable and fruit growers (small farms, home garden growers, restaurants growers, and farmers markets), green-thumbed hobbyists (home flower and plant growers) as well as commercial enterprises, mass marketers and growers in the cannabis related market (dispensaries, cultivators, caregivers).

Historically, indoor growing techniques have primarily been used to cultivate plant-based medicines. Plant-based medicines often require a high-degree of regulation and controls including government compliance, security, and crop consistency, making indoor growing techniques a preferred method. Cultivators of plant-based medicines often make a significant investment to design and build-out their facilities. They look to work with companies such as iPower that understand their specific needs and can help mitigate risks that could jeopardize their crops. Plant-based medicines are believed to be among the fastest-growing markets in the U.S. and several industry pundits believe that plant-based medicines may even displace prescription pain medication by providing patients with a safer, more affordable alternative.

Notwithstanding the foregoing, indoor growing techniques are not limited to plant-based medicines. Vertical farms producing organic fruits and vegetables are beginning to emerge in the market due to a rising shortage of farmland, and environmental vulnerabilities including drought, other severe weather conditions and insect pests. Indoor growing techniques enable cultivators to grow crops all-year-round in urban areas and take up less ground while minimizing environmental risks. Indoor growing techniques typically require a more significant upfront investment to design and build-out these facilities than traditional farmlands. If new innovations lower the costs for indoor growing, and the costs to operate traditional farmlands continue to rise, then indoor growing techniques may be a compelling alternative for the broader agricultural industry.

Our Industry is Large and Rapidly Growing

Our principal industry opportunity is in the retail sale and distribution of hydroponics equipment and supplies, which generally include grow light systems; advanced heating, ventilation, and air conditioning (“HVAC”) systems; humidity and carbon dioxide monitors and controllers; water pumps, heaters, chillers, and filters; nutrient and fertilizer delivery systems; and various growing media typically made from soil, rock wool or coconut fiber, among others. Today, we believe that a majority of our products are sold for use in hydroponics applications.

Hydroponic systems constitute an increasingly significant and fast-growing component of the expansive global commercial agriculture and consumer gardening sectors. According to the USDA and National Gardening Survey, the agriculture, food, and related industries sector produced more than $1 trillion worth of goods in the U.S. alone in 2017, and U.S. households spent a record of approximately $48 billion at retail stores on gardening and growing supplies and equipment.

According to ResearchandMarkets.com, the global industry for hydroponics crops totaled approximately $25.2 billion in 2020 and is expected to grow at a CAGR of 5.4% from 2020 to 2027. The rapid growth of hydroponics-related crop output will subsequently drive growth in the wholesale hydroponics equipment and supplies industry.

Increased Focus on Environmental, Social, and Governance (“ESG”) Issues

We believe the growth and change in our end-markets is in part driven by a variety of ESG trends aimed at preserving resources and enhancing the transparency and safety of our food supply chains. It has been reported that approximately 83% of consumers have indicated that they take environmental issues into consideration when making purchases. (See Finds by Fooddive, “Consumers Still Care About Sustainability amid pandemic” (April 2020)). Overall, hydroponic growing systems deliver superior performance characteristics versus traditional agriculture when compared on select key ESG performance criteria:

•	More efficient land usage. Hydroponics systems allow for greater crop production per square foot, reducing the amount of land needed to grow crops. Certain types of vertical farming are up to 20 times more productive than traditional farming per acre.
•	More efficient fresh water usage. Hydroponics systems allow for the management and recycling of water inside of a closed-loop system and therefore generally require less water than traditional outdoor agriculture. In certain instances, hydroponics systems can grow plants with up to 98% less water than soil-based agriculture.
•	Decreased use of fertilizer and pesticides. As hydroponics takes place in a controlled, often indoor environment, the need for pesticides application is reduced, allowing growers to apply less pesticide with more precise application compared to traditional outdoor agriculture.
•	Reduced carbon emissions. Hydroponics, especially vertical farming, allows large farming operations to be located significantly closer to end-users, thereby reducing the transportation distance of ready-to-use crops.
•	Reduced food waste. Similar to the above, since hydroponics growing systems allow for food production significantly closer to the end-user, there is less time between production and consumption and therefore reduced product spoilage, damage and waste.
•	Chemical runoff prevention. Due to the closed-loop nature of hydroponics systems, such systems significantly decrease the risk of chemical runoff, which is generally more difficult to control in traditional outdoor agriculture.
•	Supports organic farming. Hydroponics is well suited for organic farming, the produce of which has been in increasing demand by consumers.

Research and Development

The Company has not incurred any significant research and development expenses during the fiscal year ended June 30, 2020. We plan to increase investments in R&D relating to the improvement of existing products and addition of new product lines.

Customers and Suppliers

We have a diverse customer base, with residential gardeners and hobbyists constituting a significant portion of our customer base and thus the largest segment of our total sales. We sell to both commercial and home cultivators growing specialty crops. At present, sales to customers through Amazon and other third-party online platforms accounts for more than 80% of our annual sales.

To attract new growers, we offer products for the initial setup. A complete set of these products range in price between $800 to $2,000, depending on size. As many of our products, such as light bulbs, filters, and plant nutrients, require replacement roughly every three to six months, we are able to quickly convert our first-time grower customers into a repeat customers, thus growing our customer base.

We do not manufacture any of the hydroponic products we sell through our distribution channels. We purchase our products from more than one hundred suppliers, including manufacturers and distributors in the US and China. Our two major suppliers, who accounted for approximately 38.5% and 32.6% of our purchases in fiscal 2020 and 2019, respectively. We do not have any long-term supply agreements.

Manufacturers

We obtain both our branded proprietary products and distributed products from third party suppliers. Most of the products purchased and resold, whether our proprietary products or third party products we sell through our platform, are applicable to indoor and outdoor growing for organics, greens, and plant-based products. Our products are sourced from more than 100 different suppliers and manufacturers, with approximately 50% sourced from China. Quality control is a critical priority for our team charged with ensuring the supply of the products from our suppliers, specifically those coming from China. We seek to ensure the highest level of quality control for our products through routine factory visits, spot testing and continual, ongoing supplier due diligence.

Our distributed products are sourced from more than 100 suppliers. Our experienced internal team is charged with maintaining strong relationships with current suppliers, while also constantly tracking current and future market trends and reviewing offerings of new suppliers.

We do not have exclusive purchase agreements with many of our suppliers. Based on our knowledge and communication with our suppliers, we believe some of our suppliers may sell directly to the retail market or to our wholesale customers. See “Risk Factors— Risks Relating to Our Business.”

Demand for Products

Demand for indoor and outdoor growing equipment is currently high due to the legalization of plant-based medicines, primarily cannabis, which is mainly due to equipment purchases for build-out and repeat purchases of consumable nutrients needed during the growing period. This demand is projected to continue to grow as additional states adopt legislation supporting the sale and consumption of cannabis and cannabis-related products. Continued innovation and more efficient build-out of technologies along with larger and consolidated and combined cultivation facilities is expected to further expand market demand for iPower products and services, including our in-house branded products. We expect the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and small- and large-scale commercial cultivation facilities across the states. We are of the opinion that as our volume increases, we will obtain volume discounts on purchasing that should allow us to maximize both our revenues and gross margins. In addition, the vertical farming market is increasing year over year, where it is projected to grow from $3.98 billion in 2020 to $21.15 billion in 2028, representing a 23.6% compound annual growth rate.

E-Commerce Strategy

The Company continues to grow and develop its e-commerce platform, www.zenhydro.com., where we sell hydroponic products, including equipment, tools, nutrients and more. In addition to our website, we offer products to consumers through established e-commerce channels such as Amazon, eBay and Walmart. Through these portals we offer various hydroponic, specialty and organic gardening products for sale. Online shoppers can have the ability to peruse our various product departments, from nutrients to lighting to hydroponic and greenhouse equipment, providing consumers with an easy and quick method to find the exact products they need. In addition to these sections, our webstore frequently offers customers flash deals, best value recommendations and clearance sale items. Our e-commerce site has been designed to appeal to both the professional grower, as well as the home gardener/hobbyist. Each product listed on the site contains product descriptions, product reviews and a picture so the consumer can make an informed and educated purchase. Our product filters allow the consumer to search by brand, manufacturer, or by price. Consumers can shop online day and night and have their purchases shipped directly to the location of their choice, or simply elect to use our website as a resource. Google advertising, social media advertising and email list marketing, in addition to auto-ship functionality, are the primary mechanisms we employ to drive traffic to www.zenhydro.com and the other portals through which we make our products available for sale, including Amazon.com, eBay and Walmart. At present, more than 50% of our total sales occur through Amazon.com.

Large Established Distribution Infrastructure

We have a fully developed distribution network through our two distribution centers in California. We work with a network of third-party common carrier trucking/freight companies that service our customers throughout the U.S., Canada and across the globe. We receive daily customer orders via our business-to-business e-commerce platform. Orders are then routed to the applicable distribution center and packed for shipments. The majority of our customer orders are shipped within one business day of order receipt.

Competition

The markets in which we sell our products are highly competitive and fragmented. Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment, as well as other online product resellers on large online marketplaces such as Amazon.com and eBay. Our industry is highly fragmented with more than 1,000 retail outlets throughout the U.S. We compete with companies that have greater capital resources, facilities and diversity of product lines. Our competitors could also introduce new hydroponic growing equipment, and as manufacturers are able to sell equipment directly to consumers, our distributers could cease selling products to us.

Notwithstanding the foregoing, we believe that our pricing, inventory and product availability, and overall customer service provide us with the ability to compete in this marketplace. We believe that we have the following core competitive advantages over our competitors:

•	In addition to our in-house branded products, we distribute products from hundreds of third-party brands, ensuring that whatever a customer’s particular need may be, they need look no further than iPower for their gardening needs.
•	Our knowledgeable and experienced sales team is able to provide guidance and insights, whether dealing with a seasoned commercial entity or a first-time purchaser looking to get their grow operations off the ground.
•	The convenience of our e-commerce platform allows customers to shop from the comfort of their own home and have their purchases shipped directly to them.
•	We offer top-to-bottom solutions, from custom build-outs to nutrients in order to ensure that their grow operations flourish and provide significant yields.
•	We view ourselves as an industry leader, offering products and new technologies from the largest and most trusted names in the business, as well as our own in-house branded products.

Moreover, we expect that as we continue to grow our business, we will achieve an economy of scale, and as such, will be able to make larger inventory purchases at lower volume sale prices, which will enable us to continue to maintain competitive pricing options and deliver the array of items that our customers require. Through supply chain and industry competency, support services, and our relationships with suppliers, distributors, vendors and logistics partners, we believe we can maintain and increase our growth trajectory.

Intellectual Property and Proprietary Rights

Our intellectual property primarily consists of our brands and their related trademarks, domain names, websites, customer lists and affiliations, as well as our marketing intangibles, product know-how and technology. We also hold rights to website addresses related to our business, including websites that are actively used in our daily business operations, such as www.Zenhydro.com. We own federally registered trademarks for “iPower” and “Simple Deluxe,” which correspond to our current in-house branded products.

Government Regulation

We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis and hemp, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis and hemp, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions. For example, certain countries and a total of 44 U.S. states plus the District of Columbia have adopted frameworks, in varying forms, that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, as well as hemp and CBD, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The 2018 Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. While we do not know the percentage or actual usage of our products for purposes of growing cannabis or hemp-derived products, for those users who intend to use the Company’s products to grow hemp-derived CBD medicinal products, the 2018 Farm Bill officially removed hemp from the list of controlled substances. While we note that the 2018 Farm Bill has not changed the regulatory authority of the Food and Drug Administration as concerns cannabis and cannabis-derived products, and that such products continue to remain subject to the same regulatory requirements as FDA-regulated products, we nonetheless believe the passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities.

Our gardening products, including our hydroponic gardening products, are multi-purpose products designed and intended for growing a wide range of plants and are purchased by cultivators who may grow any variety of plants, including cannabis and hemp. Although the demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business. The changing laws may cause us to experience additional capital expenditures as we adapt our business to meet the requirements of the evolving legal and regulatory landscape.

As we believe certain unknown number of our end users are in the business of growing cannabis, we believe we have benefited from the nationwide efforts to legalize marijuana at the state level. To date, a total of 44 states plus the District of Columbia (“D.C.”) have legalized cannabis in one form or another, with 15 states plus D.C. have legalizing marijuana for adult use, including both medicinal and recreational, 20 states having legalized marijuana for medical purposes only, and 12 states have legalized the use of CBD oil (a concentrated form of hemp extract) only. According to the 2019 US Cannabis Cultivation Report published by New Frontier Data, United States cultivation output is expected to grow from 29.8 million pounds in 2019 to 34.4 million pounds by 2025. From 2018-2022, the estimated combined totals of cannabis product retail sales are estimated at $46.7 billion for recreational use and $37.7 billion for medical use. We intend to leverage the growth of cannabis and CBD products, in tandem with its increased legalization, to further build our brand and promote our hydroponics equipment and products within the cannabis community.

We believe that the growth in licensed cannabis cultivation facilities and the increase in organically grown produce will increase the general demand for hydroponics products. Further, we believe our dedication to providing consumers with innovative and cutting-edge products tailored to their individual needs, combined with our industry knowledge and customer service, has positioned iPower to take advantage of the domestic and international growth anticipated for hydroponic products.

Corporate Structure

We have been conducting business as iPower Inc. (formerly BZRTH Inc.) since our formation in 2018 and subsequent acquisition of the assets, and certain liabilities, of BizRight LLC. In order to diversify and facilitate the Company’s marketing and research and development activities, we use two variable interest entities, E Marketing Solution Inc. (“E Marketing”) and Global Products Marketing Inc. (“GPM”), to perform and conduct certain aspects of our business relative to marketing, banking and cash management. E-Marketing and Global Products Marketing are wholly owned by one of our shareholders, Shanshan Huang, and one of our founders and majority shareholders, Chenlong Tan. See “Certain Relationships and Related Transactions” on page 84 of this report. On May 18, 2021, the Company entered into equity purchase agreements (“Equity Purchase Agreements”) with the shareholders of each of our variable interest entities, E Marketing Solution Inc. (“E Marketing”) and Global Product Marketing Inc. (“GPM”), pursuant to which we acquired 100% of the equity interests of each of E Marketing and GPM. The Company paid nominal consideration of $10.00 for the acquisition of each of E Marketing and GPM, which them became the Company’s wholly owned subsidiaries.

Corporate Information

The Company, a Nevada corporation, was formed on April 11, 2018 under the name BZRTH Inc. On September 4, 2020, we filed a Certificate of Amendment with the State of Nevada changing our name to iPower Inc.

Our principal offices are located at 2399 Bateman Avenue, Duarte, CA 91010 and our phone number is (626) 863-7344. Our business website is www.meetipower.com and our e-commerce website is www.Zenhydro.com. Information contained on our websites should not be deemed incorporated by reference and is not a part of this report.

Employees

As of September 27, 2021, we have a total of 21 full-time and seven part-time employees and consultants. None or our employees are subject to collective bargaining agreements.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 11 of this Annual Report on Form 10-K may cause us not to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

•	The COVID-19 pandemic and the efforts to mitigate its impact may have an adverse impact on our business, liquidity, operations, financial condition, the businesses of our suppliers, vendors, and logistics partners, and the price of our securities.
•	Our Company’s founders own approximately 60.67% of our Common Stock, which effectively gives our founders full control over the board of directors and management of the Company for the foreseeable future.
•	The Company faces intense competition in the hydroponics marketplace which could prohibit us from developing or increasing our customer base beyond present levels.
•	Our ability to ensure consistency in the quality of our products and supply chain.
•	Approximately 80% of our current revenues are derived from sales of our products through online third-party platforms, including Amazon.com, Walmart, and eBay; any disruption to these business channels could be detrimental to our business.
•	Potential disruption of our business and supply chain that may be caused by any conflicts, trade wars or currency fluctuations or tariffs between China and the U.S.
•	In the event we require additional capital resources to fund our enterprise, we may not be able to obtain sufficient capital and may be forced to limit the expansion of our operations.
•	Certain of our products may be purchased for use in new and emerging industries or segments, such as cannabis, and may be subject to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions.
•	Our business depends significantly on the continuing efforts of our management team and our business may be considerably impacted if we should lose their services.
•	Certain relationships, acquisitions, strategic alliances and investments could result in operating issues, dilutions, and other harmful or unintended consequences which may adversely impact our business and the results of our operations.
•	Our continued investment and development in our in-house branded products is inherently risky and could disrupt our ongoing business.
•	If the Company is unable to maintain and continue to develop our e-commerce platform, our reputation and operating results may be materially harmed.
•	As the bulk of our sales are carried out through e-commerce, we are subject to certain cyber security risks, including hacking and stealing of customer and confidential data.
•	There are myriad risks, including stock market volatility, inherent in owning our securities.

Risks Related to Our Business and Products

We sell proprietary brand offerings, as well as third party brands, which could expose us to various risks.

We rely on different intellectual property rights, including trade secrets and trademarks and the strength of our proprietary brands, which we consider important to our business. If we are unable to protect or preserve the value of our intellectual property rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged and our business may be harmed.

Although we believe that our proprietary brand products offer significant value to our customers at each price point and provide us with higher gross margins than sales of comparable third-party branded products, expanding our proprietary brand offerings subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

•	potential mandatory or voluntary product recalls in the event of product defects or other issues;
•	the measures we take may not effectively or sufficiently protect and/or maintain the intellectual property, and proprietary rights associated with our products and business;
•	we may be required to heavily invest in marketing such proprietary branded products;
•	our ability to successfully innovate and obtain, maintain, protect and enforce our intellectual property and proprietary rights (including defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods); and
•	our ability to successfully navigate and avoid claims related to the intellectual property and proprietary rights of third parties, which, if successful, could force us to modify or discontinue products, pay significant damages or enter into expensive licensing arrangements with the prevailing party, in addition to other harm, including to our reputation or financial results.

An increase in sales of our proprietary brands may also adversely affect our sales of the products of certain of our vendors which may, in turn, adversely affect our relationship with such vendors. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

Our competitors and potential competitors may develop products and technologies that are more effective or commercially attractive than our products.

Our products compete against national and regional products and in-house branded products produced by various suppliers, many of which are established companies that provide products that perform functions similar to our products. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products. Some of our competitors have substantially greater financial, operational, marketing, and technical resources than we do. Moreover, some of these competitors may offer a broader array of products and sell their products at prices lower than ours and may have greater name recognition. In addition, if demand for our specialty indoor gardening supplies and products continues to grow, we may face competition from new entrants into our field. Due to this competition, there is no assurance that we will not encounter difficulties in generating or increasing revenues and capturing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. We may not have the financial resources, relationships with key suppliers, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

We may not be able to successfully develop new products or improve existing products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.

Our future success depends, in part, upon our ability to improve our existing products and to develop, manufacture and market new products to meet evolving consumer needs. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new products and product innovations require substantial research, development, and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.

Many of the products we distribute and market, such as our fertilizers and nutrients, contain ingredients that are subject to regulatory approval or registration with certain U.S. state regulators. The need to obtain such approval or registration could delay the launch of new products or product innovations that contain ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations.

The COVID-19 pandemic and the efforts to mitigate its impact may have an adverse effect on our business, liquidity, results of operations, financial condition and price of our securities.

The pandemic involving the novel strain of coronavirus, or COVID-19, and the measures taken to combat it, may have certain and adverse effects on our business. Public health authorities and governments at local, national and international levels have announced various measures to respond to this pandemic. Some measures that directly or indirectly impact our business include:

•	voluntary or mandatory quarantines;
•	restrictions on travel; and
•	limiting gatherings of people in public places.

Although we have been deemed an “essential” business by state and local authorities in the areas in which we operate, we have undertaken the following measures in an effort to mitigate the spread of COVID-19 including limiting business hours, and encouraging employees to work remotely if possible. We also have enacted our business continuity plans, including implementing procedures requiring employees to work remotely where possible which may make maintaining our normal level of corporate operations, quality controls and internal controls difficult. Moreover, the COVID-19 pandemic has caused temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, the COVID-19 pandemic and mitigation efforts have also adversely affected our customers’ financial condition, resulting in reduced spending for the products we sell.

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption. Further, once we are able to restart normal business hours and operations doing so may take time and will involve costs and uncertainty. We also cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures have negatively impacted, and may continue to impact, our business and financial condition as the responses to control COVID-19 continue.

We have a limited operating history on which stockholders and potential investors can evaluate our business or base an investment decision.

Our business prospects are difficult to predict given our limited operating history and unproven business strategy. While we inherited in 2018 the business of our predecessor entity, BizRight LLC, an entity through which we acquired certain assets and assumed certain liabilities, we did not begin operations under iPower Inc. (formerly BZRTH Inc.) until our formation in April 2018. Thereafter, we launched our e-commerce platform, www.Zenhydro.com, where we sell our own in-house branded products, marketed under the iPower and Simple Deluxe brands, and provide distribution for hundreds of other brands manufactured by a number of third-party vendors. Accordingly, the operation of our e-commerce platform, branding and marketing of our own in-house branded products, and our relationships with third-party vendors and suppliers has been limited. If we are unable to effectively maintain our relationships with third-party vendors and suppliers, manage our e-commerce operations, as well as other sales platforms/distribution network, our business is unlikely to succeed. Our business should be viewed in light of these risks, challenges and uncertainties.

An estimated 80% of our sales are carried out through third-party platforms, including Amazon.com, Walmart, and eBay; any disruption in our selling efforts on such third party platforms could substantially disrupt our business.

While we maintain our own website, www.Zenhydro.com, as well as our offline wholesale department, which together account for approximately 20% of our sales, a large percentage of our overall sales, or approximately 80%, occurred on third party platforms such as Amazon.com, Walmart, and eBay. As such, should we experience a disruption in our sales on third party platforms, or should such third party platforms somehow come to rank us unfavorably or fail to list our products, this could negatively affect our overall sales and, thus, negatively impact our overall revenues.

Many of our suppliers are experiencing operational difficulties as a result of COVID-19, which in turn may have an adverse effect on our ability to provide products to our customers. Any disruption in our supply chain, increase in shipping costs, and the consistency and availability of our supply chain, could negatively affect our revenues and overall business strategy.

The measures being taken to combat the pandemic are impacting our suppliers and may destabilize our supply chain. For example, manufacturing plants have closed and work at others has been curtailed in many places where we source our products. Some of our suppliers have had to temporarily close a facility for disinfecting after employees tested positive for COVID-19, and others have faced staffing shortages from employees who are sick or apprehensive about coming to work. Further, the ability of our suppliers to ship their goods to us has become difficult as transportation networks and distribution facilities have had reduced capacity and have been dealing with changes in the types of goods being shipped, all of which may cause increase in shipping costs and affect the availability of inventories to meet our sales demand.

Currently the difficulties experienced by our suppliers have not yet impacted our ability to deliver products to our customers and we do not significantly depend on any one supplier; however, if this continues, it may negatively affect our inventory and delay the delivery of merchandise to our stores and customers, which in turn will adversely affect our revenues and results of operations. If the difficulties experienced by our suppliers continue, we cannot guarantee that we will be able to locate alternative sources of supply for our merchandise on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.

Poor economic conditions could adversely affect our business.

Uncertain global economic conditions, particularly in light of the COVID-19 pandemic, could adversely affect our business. Negative global economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability, and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products. Our most price-sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen, while other customers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products in favor of our competitors’ products or result in a shift in our product mix from higher margin to lower margin products.

We rely heavily on our access to the China markets for the production of our products; should U.S. and China trade relations further deteriorate, and should the ongoing trade war continue, our supply chain, and thus our operations and revenues, could be subject to deleterious effects.

We are heavily reliant on manufacturers in China to produce many of the goods we sell in that approximately 67% of the products we purchased for resale during the fiscal year ending June 30, 2021 were manufactured in and imported from China. At present, we have 22 suppliers in the U.S. and 114 suppliers in China. The U.S. and China have been involved in ongoing trade disputes, resulting in increased tariffs when such goods arrive in the U.S., among other things. Any changes in U.S. trade policy, or an escalation in the ongoing trade disputes, could trigger retaliatory actions, resulting in ‘trade wars” and an increase costs for goods imported into the United States. Such actions could disrupt our supply chain. In addition, increased tariffs could, in turn, reduce customer demand for such products as such tariffs could cause us to have to increase the price at which we sell our goods, or it could result in trading partners limiting their trade with the United States. To date, iPower has absorbed some of the costs related to increased tariffs. However, should we be unable to continue to absorb such costs, or should we need to pass all such costs on to consumers, such increase could cut into our competitive advantage and our volume of sales activity in the United States could be materially reduced. Any such reduction may materially and adversely affect our sales and our business.

We face intense competition that could prohibit us from developing or increasing our customer base.

The specialty gardening and hydroponic product industry is highly competitive. We may compete with companies that have greater capital resources and facilities. More established gardening companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to sell hydroponic growing equipment. Our competitors may also introduce new hydroponic growing equipment, and manufacturers may sell equipment direct to consumers. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

If we need additional capital to fund the expansion of our operations, we may not be able to obtain sufficient capital on terms favorable to us and may be forced to limit the expansion of our operations.

In connection with our growth strategies, we may experience increased capital needs and, accordingly, we may not have sufficient capital to fund the future expansion of our operations without additional capital investments. There can be no assurance that additional capital will be available to us on terms favorable to us or at all. If we cannot obtain sufficient capital to fund our expansion, we may be forced to limit the scope of our acquisitions and growth prospects.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our Chairman, Chief Executive Officer and President, Chenlong Tan. We do not presently maintain key man life insurance on any of our executive officers and directors, although we intend to obtain such insurance in the near future. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our executive officers could cause our business to be disrupted, and we may incur additional and unforeseen expenses to recruit and retain new officers.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive hydroponics and gardening industry depends in large part upon our ability to attract highly qualified managerial and sales personnel. In order to induce valuable employees to come and work for us and to remain with us, we may provide employees with stock options, restricted stock, restricted stock units that vest over time. The value to employees of such incentive stock and stock options that vest over time will be significantly affected by movements in our stock price that we will not be able to control and may at any time be insufficient to counteract more lucrative offers our employees may receive from other companies. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel. Certain of our executive officers have employment agreements but these agreements do not guarantee us the continued services of such employees. Further, we do not currently offer any health care or retirement benefits to any of our employees, and many of our more established competitors may offer more competitive compensation packages for the kind of personnel that is critical to our company’s survival and success. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted. For example, offering competitive compensation packages may significantly increase our operating expenses and negatively impact our gross profits. Further, the loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition.

In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As we continue to work to increase our presence across the hydroponics market, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial, human resources and other areas of specialization. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and effectively compete in the hydroponics industry will depend in part on our ability to effectively manage any future growth.

Certain of our products may be purchased for use in the cannabis industry and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.

Our hydroponic gardening products are multi-purpose products designed and intended for growing a wide range of plants and are generally purchased from retailers by end users who may grow any variety of vegetables and plants, including cannabis. As such, we sell hydroponic gardening products that end users may purchase for use in a variety of industries or segments, including the growing of cannabis. The cannabis industry is subject to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions. For example, certain countries and 36 U.S. states have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of certain U.S. states prohibit growing cannabis.

We act solely as a supplier and distributor of hydroponics equipment and supplies, and at no time do we engage in the cultivation, sale, distribution or dispensing of cannabis or any cannabis products or accessories. In addition, we believe that none of our hydroponic equipment and supplies or any other products we sell would be considered paraphernalia under federal drug paraphernalia laws. Similar to Amazon and eBay, we do not advertise or promote our products on our website for use in growing cannabis, nor do we screen or otherwise track how our customers use our products – whether it is to grow flowers, fruits, vegetables or cannabis.

We are unaware of any threatened or actual law enforcement activity against manufacturers, distributors or retailers of hydroponic supplies that could potentially be used by participants in the cannabis industry, and do not believe that our operations directly or indirectly violate aid and abet violations of the Controlled Substances Act (including Section 856) or other federal laws (including conspiracy laws, money laundering laws, or RICO. Nevertheless, a theoretical risk exists that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the Federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so, with respect to the sale of equipment that might be used by cannabis gardeners, or with respect to any supplies marketed to participants in the emerging medical cannabis industry. We are unaware of such a broad application of the Controlled Substances Act by federal authorities.

If the federal government were to change its practices, or were to expend its resources attacking providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sale of our products. In addition, we could be faced with or required to expend substantial resources in an effort to comply with new and changing laws and regulations. Such necessary capital expenditures could negatively affect our earnings and competitive position.

Although the demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business.

Continued federal intervention in certain segments of the cannabis industry may have a negative impact on us.

Although we expect minimal impact on the Company from any federal government crackdown on cannabis providers, a disruption to the cannabis industry could cause some potential customers to be more reluctant to invest in growing equipment, including equipment we sell. Moreover, the federal government’s tactics may change or have unforeseen effects, which could be detrimental to our business.

Acquisitions, other strategic alliances, and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate development strategy and use of capital, and such transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential acquisition targets and strategic transactions. The areas where we may face risks in connection with such acquisitions include, but are not limited to, the failure to successfully further develop the acquired business, the implementation or remediation of controls, procedures and policies at the acquired business, the transition of employees, operations, users and customers onto our existing platforms, and cultural challenges associated with integrating employees from the acquired business into our organization, and the continued retention of such employees going forward. Our failure to address these risks or other problems encountered in connection with our acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, investments or alliances, incur unanticipated liabilities, and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows. In addition, the anticipated benefits and synergies of many of our acquisitions may not materialize.

Our ongoing investment in and development of our new in-house branded product line is inherently risky and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in our own in-house branded product lines. Such endeavors may involve significant risks and uncertainties, including insufficient revenues to offset liabilities assumed and expenses associated with this new investment, inadequate return of capital on our investment, and unidentified issues not discovered in our assessment of such strategy and offerings. Because this venture is inherently risky, no assurance can be given that such strategy and offerings will be successful and will not adversely affect our reputation, financial condition and operating results.

If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.

We sell certain of our products over the internet through our e-commerce platform, www.Zenhydro.com. The success of our e-commerce business depends on our investment in this platform, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations and provide a shopping experience that will generate orders and return visits to our online store.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce business, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues associated with website software, systems and technology investments and upgrades; data and system security; system failures, disruptions and breaches and the costs to address and remedy such failures, disruptions or breaches; computer viruses; and changes in and compliance with applicable federal and state regulations. In addition, our efforts to remain competitive with technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, may increase our costs and may not increase sales or attract consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales of our e-commerce business, as well as damage our reputation and brands.

In addition, the success of our e-commerce business and the satisfaction of our customers depends on their timely receipt of our products and their ability to pick up their desired products from one of our garden centers. The efficient delivery and/or pick up of our products requires that our garden and distribution centers have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may occur as a result of the growth of our e-commerce business. If we encounter difficulties with our garden and distribution centers, or if any garden and distribution centers shut down for any reason, including as a result of fire or other natural disaster, or pursuant to expanded stay-at-home orders or other restrictions due to the current COVID-19 pandemic, we could face shortages of inventory, which would result in our inability to properly our online store. Such a situation could cause us to incur significantly higher costs and lead to longer lead times associated with distributing products to our customers, which could cause us to lose customers. Experiencing any of these issues could have a material adverse effect on our business and harm our reputation.

A substantial proportion of our sales occur on Amazon and, as such, should our Company experience any negative actions by Amazon, our sales could be significantly affected.

A significant proportion of our sales occur on the Amazon.com platform. For the years ended June 30, 2021 and 2020, Amazon Vendor and Amazon Seller customers accounted for 80% and 71% of the Company's total revenues, respectively, and as of June 30, 2021 and 2020, accounts receivable from Amazon Vendor and Amazon Seller accounted for 98% and 95% of the Company’s total accounts receivable, respectively. Any disruption in our sales or accessibility to Amazon, or any negative action taken by Amazon related to our sales, could negatively affect our business.

Our reliance on third-party manufacturers could harm our business.

We rely on third parties to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions and inferior product quality control. In addition, performance problems at these third-party manufacturers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in delivery delays to our customers.

In addition, if one or more of our third-party manufacturers becomes insolvent or unwilling to continue to manufacture products of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver products to our retail customers could be significantly impaired. Substitute manufacturers may not be available or, if available, may be unwilling or unable to manufacture the products we need on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current third-party manufacturers, or others, on commercially reasonable terms, or at all.

Our reliance on a limited base of suppliers for certain products, such as light ballasts, may result in disruptions to our business and adversely affect our financial results.

We rely on a limited number of suppliers for certain of our hydroponic products and other supplies. For the years ended June 30, 2021 and 2020, three suppliers accounted for 38% (18%, 10% and 10%) and two suppliers accounted for 38.5% (25.2% and 13.3%) of the Company's total purchases, respectively. Such reliance on a limited number of suppliers may increase our risk of experiencing disruptions in our business. As we do not have any long-term supply agreements, in the event we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experience other financial distress or if any of our key suppliers is negatively impacted by COVID-19, including with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Although we continue to implement risk-mitigation strategies for single-source suppliers, we rely on a limited number of suppliers for certain of our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.

Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, such as fertilizer and liquid products, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, earnings and financial position.

If our suppliers are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products may be harmed.

The manufacture of some of our products is complex and requires precise high-quality manufacturing that is difficult to achieve. We have in the past, and may in the future, experience difficulties in manufacturing our products on a timely basis and in sufficient quantities. These difficulties have primarily related to difficulties associated with ramping up production of newly introduced products and may result in increased delivery lead-times and increased costs of manufacturing these products. Our failure to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs or other problems that could harm our business and prospects.

In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require, which could harm our business and results of operations.

Disruptions in availability or increases in the prices of raw materials sourced by suppliers could adversely affect our results of operations.

We source many of our product components from outside of the United States. The general availability and price of those components can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather. A significant disruption in the availability of any of our key product components could negatively impact our business. In addition, increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Our proprietary technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

If our suppliers that currently, or in the future, sell directly to the retail market in which we conduct our current or future business, enhance these efforts and cease or decrease their sales through us, our ability to sell certain products could be harmed.

Our distribution and sales and marketing capabilities provide significant value to our suppliers. Distributed brand suppliers sell through us in order to access thousands of retail and commercial customers across the United States with short order lead times, no minimum order quantity on individual items, free or minimal freight expense and trade credit terms. Based on our knowledge and communication with our suppliers, we believe some of our suppliers sell directly to the retail market. If these suppliers were to cease working with us or proceed to enhance their direct-to-customer efforts, our product offerings, reputation, operation and business could be materially adversely affected.

Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.

We rely on information technology systems to conduct our business, including communicating with employees and our key commercial customers, ordering and managing materials from suppliers, shipping products to customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business.

Additionally, in the normal course of our business, we collect, store, and transmit proprietary and confidential information regarding our customers, employees, suppliers and others, including personal information. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or customers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We also may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training, and third-party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.

We collect, process, store, use and share information collected from or about purchasers and users of our website and products. The collection and use of personal information, and analysis and sharing of user data and unique identifiers to inform advertising subject us to legislative and regulatory burdens, may expose us to liability, and our actual or perceived failure to adequately protect consumer data could harm our brand, our reputation in the marketplace and our business.

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties.

We engage in interest based advertising on our e-commerce website. U.S. and foreign governments have enacted or are considering legislation related to digital advertising and we expect to see an increase in legislation and regulation related to digital advertising, the collection and use of user data and unique device identifiers, such as IP address, and other data protection and privacy regulation. Such laws and legislation could affect our costs of doing business.

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and fully implemented, we cannot assure you that our privacy policies and other statements regarding our practices will be sufficient to protect us from liability or adverse publicity relating to the privacy and security of information about consumers or their devices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, including laws and regulations regulating privacy, data security, or consumer protection, or any compromise of security that results in the unauthorized release or transfer of personal information, may result in proceedings or actions against us, legal liability, governmental enforcement actions, and litigation. Furthermore, any such proceedings or actions, or public statements against us by consumer advocacy groups or others, could cause our customers to lose trust in us, which could have an adverse effect on our business.

Additionally, if third parties we work with, such as customers, advertisers, vendors or developers, violate our contractual limitations on data use or sharing, applicable laws or our policies, such violations may also put consumers’ information at risk and could in turn have an adverse effect on our business. If third parties improperly obtain and use the information from or about our consumers or their devices, we may be required to expend significant resources to resolve these problems.

We also are subject to certain contractual obligations to indemnify and hold harmless advertisers, marketing technology companies and other users of our data from the costs or consequences of noncompliance with privacy-related laws, regulations, self-regulatory requirements or other legal obligations, or inadvertent or unauthorized use or disclosure of data that we store or handle as part of providing our products.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on intellectual property rights we own or license, particularly our registered brand names. We have not sought to register every one of our marks either in the United States or other countries in which such mark is used. Furthermore, because of the differences in foreign intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names we hold. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations. In addition, we may be required to license additional intellectual property and technology from third parties, which may be expensive.

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to develop, license or acquire new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements, or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to develop, license or acquire and commercialize additional products and to develop new applications for our technologies in existing and new markets, while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. We intend to develop and commercialize additional products through our research and development program and by licensing or acquiring additional products and technologies from third parties. Such success is dependent upon several factors, including functionality, competitive pricing, ease of use, the safety and efficacy of our products and our ability to identify, select and acquire the rights to products and technologies on terms that are acceptable to us.

The hydroponics industry is characterized by rapid technological change and innovation. New technologies, techniques or products may emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products, as well as those products of third-party vendors that we make available for sale. Competitors who have greater financial, marketing and sales resources than we do may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Any new product we identify for internal development, licensing or acquisition may require additional development efforts prior to commercial sale. Due to the significant lead time and complexity involved in bringing a new product to the market, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product. These assumptions and estimates may prove incorrect, resulting in our introduction of a product that is not competitive at the time of launch. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies and sales mechanisms which we may be unable to adopt or offer for sale. Our ability to mitigate downward pressure on the prices of the products that we offer for sale will be dependent on our ability to maintain and/or increase the value we offer to suppliers, vendors, strategic partners, and consumers. All new products are prone to risks of failure inherent in hydroponic technology development. In addition, we cannot assure you that any such products that we develop or offer for sale will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of new products, could adversely affect our business, financial condition, and results of operation.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our own products, maintain relationships with other vendors and suppliers, and to make compelling new products available for sale through our enterprise. Any new product that we develop or offer for sale may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the marketplace acceptance necessary to generate significant revenue. If we are unable to successfully develop, license or acquire new products to make available for sale, enhance our existing inventory offerings to meet customer requirements, or otherwise gain market acceptance, our business and financial condition and results of operation would be harmed.

We have identified certain material weaknesses in our internal control over financial reporting and may experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, as a result of which, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. Our management has conducted an evaluation of the effectiveness of our internal controls over financial reporting and concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements, and (ii) our controls related to financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

Management has evaluated remediation plans for the deficiency and has implemented changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over financial reporting process.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

Our management and independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes-Oxley Act. Had we performed an evaluation and had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may suffer.

We recently unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation or arbitration in the event we are not able to come to agreement on amounts Boustead deems itself to be owed under such agreement.

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), we engaged Boustead to act as our exclusive placement agent for private placements of our securities and as a potential underwriter for our initial public offering. The Engagement Agreement set forth certain terms and conditions, including that in the event the Company completed a private placement or a public offering of its securities, Boustead would receive (i) cash compensation equal to 7% of the offering proceeds, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company, plus (iii) warrants to purchase the equivalent of 7% of the stock issued in such offering. The term of the Engagement Agreement was the later to occur of (i) 18 months from the date Boustead received an executed copy of the Engagement Agreement from the Company or (ii) 12 months from the completion date of the initial public offering or (iii) the mutual written agreement of the Company and Boustead. Upon the termination or expiration of the Engagement Agreement, the Company was required to pay to Boustead any out-of-pocket expenses incurred up to the date thereof. In addition, upon termination or expiration of the Engagement Agreement, Boustead was entitled to a success fee, as set forth in the Engagement Agreement, if the Company completed a sale, merger, acquisition, joint venture, strategic alliance, or other similar agreement with a party, including the pre-IPO and IPO investors, or which became aware of the Company or which became known to the Company prior to such termination or expiration, during the twelve (12) month period following the termination or expiration of the Engagement Agreement. On February 28, 2021 we informed Boustead that we were terminating the Engagement Agreement and any continuing obligations we may have had under its terms. On April 15, 2021, we provided formal written notice to Boustead of our termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 16, 2021, counsel to Boustead advised us that they believed our termination of the Engagement Agreement was improper and threatened to seek immediate judicial intervention to obtain injunctive relief and damages. On April 21, 2021, our special litigation counsel responded to such allegations and threats, refuting Boustead’s claims. On April 23, 2021, counsel to Boustead provided written notice stating that, subject to the size of our initial public offering, they believe they will be entitled to 7% of the capital raised in addition to warrants. On April 30, 2021, Boustead filed a statement of claim with the Financial Industry Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. An initial pre-hearing teleconference was held with FINRA Dispute Resolution Services (“FINRA”) on August 30, 2021 and the matter has been scheduled for a hearing before a panel of three FINRA arbitrators, with such arbitration hearing to commence on June 20, 2022 (the “FINRA Arbitration Hearing”). While we believe we have meritorious defenses against Boustead’s claims, we cannot provide assurance that any potential monetary damages arising from the Boustead dispute will not be in excess of 7% of the capital raised in our initial public offering. The party prevailing in any proceeding under the Engagement Agreement may be entitled to their costs and attorneys’ fees, which could be substantial. As such, any proceeding arising from our Engagement Agreement with Boustead may be expensive to defend and could result in a substantial settlement payment or damages award, and there can be no assurance of a favorable outcome for us. In addition, we have indemnified D.A. Davidson & Co. and the other underwriters against any liability or expenses they may be subject to or incur in connection with the Boustead dispute.

General Risk Factors Related to Our Business

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, and results of operations. Since inception, aside from a dispute with the placement agent of our 2020-2021 pre-IPO private placements, the Company has not been a party to any material litigation. See “Business—Legal Proceedings” for additional information.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a potential risk of product liability resulting from the sale of our products. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for products that we may offer for sale;
•	injury to our reputation;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions; and
•	a decline in the value of our stock.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We do not maintain any product liability insurance. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may not be able to obtain insurance coverage adequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. We currently maintain only general liability, umbrella liability, business personal property and business income insurance policies and there can be no assurance that we will acquire or maintain insurance for certain risks, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain and maintain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

In the event there are significant changes in federal or state tax law provisions, or in the event there is new and additional tax legislation adopted, we could be exposed to additional tax liabilities. Such additional tax liabilities could have an effect on our net income and profit margins.

Certain of our products sell on a seasonal basis, resulting in fluctuations in our cash flow, inventory and accounts payable.

As a result of the seasonality of certain products, such as planting equipment, ventilation equipment, grow light systems, or harvesting equipment related to certain produce that grows on a seasonal basis, our business is likely to cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions. To ensure adequate inventory supply and manage our operations with our third-party vendors, manufacturers and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

Inventory levels in excess of customer demand, including as a result of our introduction of product enhancements, may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs, which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we underestimate customer demand for our and those third-party products we offer for sale, vendors, manufacturers and suppliers may not be able to deliver those materials necessary to meet our requirements, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to our customers, any of which would damage our reputation, customer relationships and business. In addition, several products that we offer for sale may require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us, or at all, and our third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our business, financial condition and results of operations.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory and other obligations may have a material adverse effect on our business, financial condition and results of operations.

The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.

Our estimates of the total addressable markets for our current products, products under development and third party products that we offer for sale are based on a number of internal and third party estimates and the assumed prices at which we can sell such products in markets that have not been established or that we have not yet entered. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. As a result, our estimates of the total addressable market for our current or future products may prove to be incorrect. If the actual number of consumers who would benefit from the products we offer, the price at which we can sell such products, or the total addressable market for such products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

The COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section.

To the extent the COVID-19 pandemic may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, as well as other risks which we may not be currently aware of.

Risks Related to Doing Business with the Cannabis Industry

While our business includes both the hobbyist gardener, and is not exclusively reliant on the cannabis grower, our growth is nonetheless substantially dependent on the growth and stabilization of the U.S. cannabis market. New California regulations caused licensing shortages and future regulations may create other limitations that decrease the demand for our products. State level regulations adopted in the future may adversely impact our business.

The base of growers in the U.S. has grown over the past 20 years since the legalization of cannabis for medical uses in states such as California, Colorado, Michigan, Nevada, New Jersey, Oregon and Washington, with a large number of those growers depending on products similar to those we distribute. The U.S. cannabis market is still in its infancy and early adopter states such as California, Colorado and Washington represent a large portion of historical industry revenues. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted.

Cannabis remains illegal under U.S. federal law, with it listed as a Schedule I substance under the Controlled Substances Act (CSA). Notwithstanding laws in various states permitting certain cannabis activities, all activities, including possession, distribution, processing and manufacturing of cannabis and investment in, and financial services or transactions involving proceeds of, or promoting such activities remain illegal under various U.S. federal criminal and civil laws and regulations, including the CSA, as well as laws and regulations of several states that have not legalized some or any cannabis activities to date. Compliance with applicable state laws regarding cannabis activities does not protect us from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Penalties for violating federal drug, conspiracy, aiding, abetting, bank fraud and/or money laundering laws may include prison, fines, and seizure/forfeiture of property used in connection with cannabis activities, including proceeds derived from such activities.

In addition to sales through our own platform, www.Zenhydro.com, we sell our products through third-party retailers and resellers. However, it is evident to us that the movement towards the legalization of cannabis in the U.S. and its legalization in Canada has ultimately had a significant and positive impact on our industry. We are not currently subject directly to any state laws or regulations controlling participants in the legal cannabis industry. However, regulation of the cannabis industry does impact those that we believe represent many end-users for our products and, accordingly, there can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will not have a material adverse effect on us.

Legislation and regulations pertaining to the use and cultivation of cannabis are enacted on both the state and federal government level within the United States. As a result, the laws governing the cultivation and use of cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products and may impact our current and planned future operations.

Individual state laws regarding the cultivation and possession of cannabis for adult and medical uses conflict with federal laws prohibiting the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult-use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes, and several states have enacted legislation permitting cannabis cultivation and use for both adult and medicinal purposes. Evolving federal and state laws and regulations pertaining to the use or cultivation of cannabis, as well active enforcement by federal or state authorities of the laws and regulations governing the use and cultivation of cannabis may indirectly and adversely affect our business, our revenues and our profits.

Certain of our products may be purchased for use in new and emerging industries and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.

In addition to selling our products through our own online platform, www.Zenhydro.com, we sell products, including hydroponic gardening products, through third-party retailers and resellers. End users may purchase these products for use in new and emerging industries that may not achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries, which is uncertain, as well as the laws governing the growth, possession, and use of cannabis by adults for both adult and medical use.

Laws and regulations affecting the U.S. cannabis industry are continually changing, which could detrimentally affect our growth, revenues, results of operations and success generally. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require the end users of certain of our products or us to incur substantial costs associated with compliance or to alter our respective business plans. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operation and financial condition.

Scientific research related to the benefits of cannabis remains in its early stages, is subject to a number of important assumptions, and may prove to be inaccurate. Future research studies and clinical trials may reach negative conclusions regarding the viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to medical cannabis, which could materially impact the demand for our products.

The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult-use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult-use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the United States or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult-use of cannabis where it is now legal, thereby limiting the Cannabis Industry Participants.

Demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.

Our indirect involvement in the cannabis industry could affect the public’s perception of us and be detrimental to our reputation.

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. Cannabis has often been associated with various other narcotics, violence and criminal activities, the risk of which is that our retailers and resellers that transact with those businesses might attract negative publicity. There is also risk that the action(s) of other participants, companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased use of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views with regard to cannabis companies and their activities, whether true or not and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how the cannabis industry is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize our growth prospects, thereby having a material adverse impact on our business.

In addition, third parties with whom we may do business could perceive that they are exposed to reputational risk as a result of the involvement of some of our customers in the cannabis business. Failure to establish or maintain business relationships due to reputational risk arising in connection with the nature of our business could have a material adverse effect on our business, financial condition and results of operations.

Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping, and proceeds of crimes.

We sell our products through our website, www.Zenhydro.com, as well as through online third party retail platforms which do not exclusively sell to customers operating in the cannabis industry. Nonetheless, some of our customers may be using our products for purposes of cultivating cannabis. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the U.S. PATRIOT Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. On June 29, 2020, FinCEN issued additional guidance for financial institutions conducting due diligence and filing suspicious activity reports in connection with hemp-related business customers. While these guidelines clarify that financial institutions are not required to file suspicious activity reports solely based on a customer’s hemp-related business operations, which must be operating lawfully under applicable state law and regulations, these requirements can still present challenges for certain end users of our products to establish and maintain banking connections, and restrictions on cannabis-related banking activities remain. In September 2019, the United States House of Representatives passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, but the Senate has not taken up the SAFE Banking Act or other similar legislation.

Risks Related to Our Common Stock

Our founders, officers and directors control, and will continue to control, our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our founders, officers and directors collectively will beneficially own approximately 60.67% of our outstanding shares of Common Stock. As a result, such individuals will, for the foreseeable future, have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company. See “Principal Stockholders” for further discussion of the stockholding of our founders and principal stockholders.

Future sales of our Common Stock in the public market could cause the market price of our Common Stock to decline.

Now that we are a public company, sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

General Risk Factors Related to our Common Stock

There are risks, including stock market volatility, inherent in owning our common stock.

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described herein on our results of operations and financial position, or a change in opinion in the market regarding our business prospects or other factors, many of which may be outside our immediate control.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

The decision to pay cash dividends on our Common Stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations and growth. Investors in our Common Stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our Common Stock to earn a return on their investment.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

Prior to our initial public offering in May 2021, we funded our operations primarily through borrowing funds, the sale of convertible notes and equity securities, and the sales of our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of Common Stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Common Stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Common Stock and diluting their interests.

As a public company, we are subject to increased costs in relation to maintaining SEC and Nasdaq-related reporting requirements and our management is required to devote substantial time to compliance with our public company reporting responsibilities and corporate governance practices.

As a Nasdaq-listed public company, we face significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to ensuring compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly as compared to when we were operating as a private company. As a newly public company, we are unable to predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our Company and, as a result, the value of our Common Stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending June 30, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the effectiveness of this registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our stockholders will experience further dilution if we issue additional equity or equity-linked securities in the future.

If we issue additional shares of Common Stock, or securities convertible into or exchangeable or exercisable for shares of Common Stock, our stockholders, including investors who purchase shares of Common Stock in this offering, will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock. As a result, investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our Common Stock, the market price for our Common Stock and trading volume could decline.

The trading market for our Common Stock is influenced by research or reports that industry or securities analysts publish about our business. If industry or securities analysts decide to cover us and in the future downgrade our Common Stock, the market price for our securities would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume for our Common Stock to decline.

Now that we are an actively-traded Nasdaq-listed company, the market price of our Common Stock may be volatile.

Now that our securities are publicly-traded and even though an active market for our Common Stock has developed, the market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	changes in financial operational estimates or projections;
•	conditions in markets generally;
•	changes in the economic performance or market valuations of companies similar to ours; and
•	general economic or political conditions in the United States and elsewhere.

The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our Common Stock.

In the event of liquidation or dissolution of our company, stockholders may not recoup all or any portion of their investment.

In the event of a liquidation, dissolution or winding-up of our Company, whether voluntary or involuntary, the proceeds and/or assets of our Company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the holders of Common Stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of Common Stock, or any amounts, upon such a liquidation, dissolution or winding-up of our Company. In this event, stockholders could lose some or all of their investment.

ITEM 2. PROPERTIES

Our principal offices are located at 2399 Bateman Avenue, Duarte, CA 91010, which property is approximately 48,867 square feet and we lease at the rate of approximately $46,000 per month. This property serves as both our principal offices and our primary fulfillment center.

In addition to our primary fulfillment center in Duarte, we maintain a 22,700 square foot fulfillment center located at 14750 E. Nelson Avenue, Unit #I, Industry City, CA 91744, which we have leased at the rate of approximately $28,000 per month since September 2020. We also recently entered into an agreement to lease approximately 99,347 square feet of space located at 8798 9th Street, Rancho Cucamonga, California, which space we anticipate using for the storage and distribution of hydroponic equipment, lighting and garden accessories, home products, pet products, other consumer products and other ancillary uses. The term of the Rancho Cucamonga lease is for 62 months, with an initial monthly rental rate of approximately $114,000 commencing on the date on which the landlord completes certain proscribed improvements on the property, which we anticipate will be on or before November 15, 2021.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

Our former placement agent, Boustead Securities LLC, has brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. On Aust 30, 2021, we had a preliminary hearing before FINRA Dispute Resolution Services and the matter has been scheduled to be heard in front of a three-judge panel of FINRA arbitrators on June 20, 2022. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. We have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our initial public offering against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – Prior to our initial public offering we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation in the event we are not able to come to agreement on the amounts Boustead deems itself to be owed under such agreement” and “Certain Relationships and Related Transactions.”

We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “IPW” on May 14, 2021. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock for the fiscal year ended June 30, 2021, as reported by the NASDAQ:

	High	Low
2021
Fourth Quarter	$8.35	$4.83

Holders

As of September 27, 2021, we had 17 holders of record of our common stock and 26,448,663 shares of common stock issued and outstanding.

Dividends

We have never paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the board of directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our board of directors may consider.

Equity Compensation Plans

2020 Equity Incentive Plan

The total number of underlying shares of the Company’s common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s Amended and Restated 2020 Equity Inventive Plan (the “Equity Incentive Plan”) was 5,000,000 shares. Grants made under the Equity Incentive Plan must be approved by the Company’s Board of Directors.

The following table provides information as of June 30, 2021 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,000,000	$–	4,953,454
Equity compensation plans not approved by security holders (1)	–	–	–
Total	5,000,000	$–	4,953,454

Recent Sales of Unregistered Securities

Set forth below is information regarding all securities issued by us within the past three years. Also included is the consideration received by us for such securities, if any, and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

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

In connection with the convertible note offering, the Company issued placement agent warrants to purchase 7.0% of the shares of Class A Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants were exercisable for a period of five years from the issuance date and are treated as a debt issuance cost.

On December 30, 2020, we issued a total of 34,500 shares of Series A convertible preferred stock, par value $0.001 per share, to a total of three accredited investors, at a purchase price of $10.00 per share, for a total purchase price of $345,000. Boustead Securities, LLC acted as placement agent in the Series A preferred offering, and received compensation of $27,600 and warrants to purchase 2,415 shares of Series A convertible preferred stock. The shares were issued to accredited investors pursuant to exemption from registration under Rule 506(b) of Regulation D under the Securities Act. Following completion of our IPO, on May 14, 2021, the placement agent warrants issued in relation to the 2020 and 2021 private placements were exercised in full.

On October 20, 2020, we issued 14,000,000 shares of our Class B Common Stock, par value $0.001 per share, to our two founders, Allan Huang and Chenlong Tan in exchange for a total purchase price of $14,000. The shares were issued to our two founders pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The shares of Class B Common Stock entitled the holders to 10 votes per share and were eligible to convert into shares of Class A Common Stock, on a one-for-ten basis, at any time following twelve (12) months after the Company’s completion of its initial public offering. On April 14, 2021, the Company amended its articles of incorporation to permit immediate conversion of the Class B Common Stock and the Company’s two founders converted all of their 14,000,000 shares of Class B Common Stock into 1,400,000 additional shares of Class A Common Stock, bringing their total ownership to an aggregate of 16,046,668 shares of Class A Common Stock or 60.67% of the 26,448,663 shares of Class A Common Stock t. Effective April 14, 2021, the Company amended and restated its Articles of Incorporation to permit the immediate conversion of the Class B Common Stock and to eliminate any future issuances of Class B Common Stock. On April 23, 2021, the Company further amended and restated its articles of incorporation to eliminate the Class A and Class B Common Stock and authorize for issuance 180,000,000 shares which are solely designated as Common Stock.

On January 15, 2020, we issued a total of 204,496 shares of our Common Stock to Sugarmade Inc. as a refund of cash related to a terminated merger agreement. The shares were issued to Sugarmade Inc. pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

In April 2018 and July 2020, we issued a total of 20,000,000 shares of our Common Stock, par value $0.001 per share, to our two founders and four key employees. The shares were issued to our founders and key employees pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands, and consist of more than 2,600 SKUs of products such as grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the fiscal year ended June 30, 2021, our top five product categories consisted of ventilation systems (24% of sales), nutrients (13% of total sales), air filtration devices (8% of sales), grow light systems (7% of sales), and gardening equipment (5% of sales). While we will continue focusing on our top products, we are working to expand its product line to include nutrients.

Trends and Expectations

Product and Brand Development

We plan to increase investments in product sourcing, product and brand development, marketing research and promotion. We actively evaluate and pursue acquisitions of product brand names and improvements on existing products.

COVID-19 Outbreak

We are continuing to closely monitor the impact of the COVID-19 outbreak on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, and stockholders, all of which are uncertain and cannot be predicted. See “Risk Factors” beginning on page 11 for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures in our facilities, suspending all non-essential travel, transitioning certain of our employees to working-from-home arrangements, reimbursing certain employee technology purchases, providing emergency paid time off and targeted hourly pay increases and developing no contact delivery methods.

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

Regulatory Environment

We sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including the growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions. For example, certain countries and a total of 44 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the years ended June, 2021 and 2020

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Year Ended June 30, 2021	Year Ended June 30, 2020	Variance
Revenues	$54,075,922	$39,938,472	35.40%
Cost of goods sold	$31,257,358	$24,810,907	25.98%
Gross profit	$22,818,564	$15,127,565	50.84%
Selling, fulfillment, general and administrative expenses	$19,858,000	$12,219,616	62.51%
Operating income	$2,960,564	$2,907,949	1.81%
Other (expenses)	$(2,969,551)	$(147,549)	1,912.59%
(Loss) Income before income taxes	$(8,987)	$2,760,400	(100.33%	)
Income tax expenses	$766,762	$773,438	(0.86%	)
Net (loss) income	$(775,749)	$1,986,962	(139.04%	)

Gross profit % of revenues	42.20%	37.88%
Net (loss) income % of revenues	(1.43% )	4.98%

Revenues

Revenues for the year ended June 30, 2021 increased 35.40% to $54,075,922 as compared to $39,938,472 for the year ended June 30, 2020. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic. However, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the year ended June 30, 2021 increased 25.98% to $31,257,358 as compared to $24,810,907 for the year ended June 30, 2020. The increase was due to an increase in sales as discussed above. In addition, we experienced a decrease of cost of goods sold as a percentage of revenue as a result of selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $22,818,564 for the year ended June 30, 2021 as compared to $15,127,565 for the year ended June 30, 2020. The gross profit ratio also increased to 42.20% for the year ended June 30, 2021 from 37.88% for the year ended June 30, 2020. The increase was due to a combination of an increase in sales as discussed above and a decrease in cost of goods sold resulting from selling more products under in-house brands as opposed to third party brands. The gross margin for in-house branded products is, on average, approximately 20% higher than our gross margin for third party brands.

Selling, Fulfillment, General and Administrative Expenses

Selling, fulfillment, general and administrative expenses for the year ended June 30, 2021 increased 62.51% to $19,858,000 as compared to $12,219,616 for the year ended June 30, 2020. The increase was mainly due to an increase in selling and fulfillment expenses of $4.5 million and general and administrative expenses of $3.1 million, which included payroll expenses, IPO-related indirect expenses, stock-based compensation expense, and other operating expenses.

Other (Expense)

Other (expenses) consists of interest expense, financing fees and other non-operating income (expenses). Other expenses for the year ended June 30, 2021 was $(2,969,551) as compared to $(147,549) for the year ended June 30, 2020. The increase in other expenses was mainly due to an increase in financing fees of $148,139, amortization of debt discount of $1.5 million, and change in fair value of conversion feature and warrant liabilities of $1.4 million resulted from the issuance of our Series A Convertible Preferred Stock, convertible notes and warrants during the year ended June 30, 2021.

Net (Loss) Income

Net loss for the year ended June 30, 2021 was $775,749 as compared to net income of $1,986,962 for the year ended June 30, 2020, representing a decrease of $2,762,711. While gross profit as a percentage of revenues increased to 42.20% in the year ended June 30, 2021 as compared to 37.88% for the year ended June 30, 2020, the decrease in net income for the year ended June 30, 2021 was primarily due to the increase in operating and non-operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the years ended June 30, 2021 and 2020, we primarily funded our operations with cash and cash equivalents generated from operations, as well as through completion of two private placements in 2020 and 2021, completion of our initial public offering in May of 2021, and borrowing under our credit facility and loans from the Small Business Administration. We had cash and cash equivalents of $6,651,705 as of June 30, 2021, representing a $5,674,070 increase from $977,635 of cash as of June 30, 2020. The cash increase was primarily the result of the closing of the 2020 and 2021 private placements and the IPO. The loans and lines of credit consisted of the following: (i) a PPP Loan, dated April 13, 2020 (the “PPP Loan”), with Royal Business Bank, pursuant to which we received a $175,500 loan, with a two year term and bearing an interest rate of 1% per annum, which PPP Loan was fully forgiven on March 22, 2021; (ii) a Small Business Administration Loan, dated April 18, 2020 (the “SBA Loan”), pursuant to which we received $500,0000 in exchange for issuing a 30-year, $500,000 note bearing an interest rate of 3.75% per annum, with repayment of $2,437 per month to commence on the one year anniversary date of the SBA Loan; and (iii) a Loan and Security Agreement with WFC Fund, LLC (“WFC”), dated May 3, 2019 (the “Loan and Security Agreement”), pursuant to which WFC provided us a $2,000,000 revolving loan facility with a one year maturity date, which had an interest rate equal to the prime rate plus 4.25% per annum. The Company’s obligations under the Loan and Security Agreement were secured by all of the Company’s assets and guaranteed by Allan Huang, a former director and executive officer and one of our major shareholders and founders. On May 26, 2020, the Loan and Security Agreement was amended and restated as a Receivables Purchase Agreement (the “Original RPA”), pursuant to which WFC may, but is not obligated to, purchase accounts receivable from the Company from time to time. The credit limit of the revolving facility under the Original RPA was $2,000,000, which had a discount rate equal to the prime rate plus 4.25% per annum on the outstanding amount. This revolving credit facility is secured by all of the Company’s assets and guaranteed by Mr. Huang. Pursuant to the Original RPA, the purchases of accounts receivable were made with full recourse to the Company, and the Company was obligated to collect the accounts receivables and to repurchase or pay back the amount drawn if the accounts receivable were not collected. On November 16, 2020, the Original RPA was further amended and restated (the “Restated RPA”) to increase the credit limit of the revolving facility from $2,000,000 to $3,000,000, which bears a discount rate of 3.05555%, subject to a rebate of 0.0277% per day. This revolving credit facility is secured by all of the Company’s assets and guaranteed by Chenlong Tan, our CEO, President and one of our major shareholders and founders. Pursuant to the agreement, all purchases of accounts receivables are without recourse to the Company, and WFC assumes the risk of nonpayment of the accounts receivable due to a customer’s financial inability to pay the accounts receivable or the customer’s insolvency (“Credit Risk”) but not the risk of non-payment of the accounts receivable for any other reason. The Company is obligated to collect the accounts receivables and to repurchase or pay back the amount drawn if the accounts receivable are not collected for any reason other than Credit Risk. The Restated RPA has an initial term of 12 months and automatically renews for successive 12-month periods on each anniversary of the Restated RPA, unless either party notifies the other party prior to the renewal date (or, in the case of WFC, at any time a default is continuing under the Restated RPA) that such notifying party is terminating the Restated RPA. If the Restated RPA is terminated six months or more prior to its then-scheduled termination date, the Company is obligated to pay WFC a termination fee equal to 1% of the facility limit. We do not believe that the terms of the Restated RPA will materially change our ability to access funds, other than by providing us with an additional $1,000,000 in potential cash availability through the revolving credit facility. The loans and revolving credit facility are discussed in greater detail in Note 8 to our financial statements for the years ended June 30, 2021 and June 30, 2020.

On December 30, 2020, we closed on a private placement offering pursuant to which we sold to three accredited investors an aggregate of $345,000 in Series A convertible preferred stock, at a purchase price of $10.00 per share, which stock automatically converted into Common Stock upon completion of our IPO at a discount of 30% to the IPO per share purchase price. The offering was completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act of 1933, as amended.

On January 27, 2021, we completed a private placement offering pursuant to which we sold to two accredited investors an aggregate of $3,000,000 of our 6% convertible notes due six months from the date of issuance, subject to extension as provided below (the “Convertible Notes”). Upon completion of our IPO, the Convertible Notes will automatically converted into 857,144 shares of Common Stock using a conversion price equal to $3.50 per share, representing a 30% discount to the public offering price per share of the Common Stock in our IPO. Boustead Securities LLC acted as placement agent in both the December 30, 2020 and the January 27, 2021 private placements.

In addition to the Convertible Notes, the purchasers of the Convertible Notes received three-year warrants entitling the holders to purchase 685,714 shares of Common Stock which equals 80% of the number of shares of Common Stock issuable upon conversion of the Convertible Notes.

Prior to the completion of our IPO, on April 14, 2021, we amended and restated our articles of incorporation to eliminate the Class A Common Stock and Class B Common Stock designations. And on May 14, 2020, the Company closed its IPO under a registration statement, effective May 11, 2021, in which we issued and sold 3,360,000 shares of Common Stock at a purchase price of $5.00 per share (the “Public Offering Price”). On May 21, 2021, the Company closed on the IPO’s overallotment option, selling an additional 504,000 shares of Common Stock to the IPO’s underwriters at the Public Offering Price. The Company received net proceeds of approximately $16.5 million from the IPO after deducting underwriting discounts and offering expenses.

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

As of the date of this report, we had cash and cash equivalents of approximately $1.5 million. The decrease in cash was due to an increase in purchasing additional inventory and investing in product sourcing and marketing promotions.

Working Capital

As of June 30, 2021 and 2020, our working capital was $23,281,891 and $3,161,389, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash (used in) / provided by operating activities for the years ended June 30, 2021 and 2020 was ($12,756,949) and $1,109,043, respectively. The increase in use of cash in operating activities was resulted from an increased purchase of products in order to maintain the higher inventory levels required to meet our increasing sales volumes and prepayments for product sourcing and marketing promotions.

Investing Activities

For the years ended June 30, 2021 and 2020, net cash used in investing activities was the result of additions to property and equipment of $61,498 and $6,252, respectively, which are mainly related to the purchase of office equipment.

Financing Activities

Net cash provided by / (used in) financing activities was $18,492,517 and ($596,614), respectively, for the years ended June 30, 2021 and 2020. The main reason for the increase in net cash provided was primarily a result of proceeds from our IPO, our revolving facility with WFC and the closing of our private placements of an aggregate of $345,000 in Series A convertible preferred stock and $3,000,000 in convertible notes.

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

Due to certain disputes that arose between the parties with respect to certain terms and conditions contained in the Share Exchange Agreement, the parties entered into a Rescission and Mutual Release Agreement on January 15, 2020 (the “Rescission Agreement”). Pursuant to the terms of the Rescission Agreement, the Company and its stockholders returned the shares of Sugarmade common stock and preferred stock and issued to Sugarmade 102,248 (204,496 post-forward split) shares of the Company’s Common Stock then valued at $427,010.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

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

On May 18, 2021, the Company entered into equity purchase agreements (“Equity Purchase Agreements”) with the shareholders of each of our variable interest entities, E Marketing Solution Inc. (“E Marketing”) and Global Product Marketing Inc. (“GPM”), pursuant to which we acquired 100% of the equity interests of each of E Marketing and GPM. The Company paid nominal consideration of $10.00 for the acquisition of each of E Marketing and GPM, which then became the Company’s wholly owned subsidiaries.

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

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company value its inventory using the weighted average costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered period costs and reflected in selling and fulfillment expenses. The Company regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

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

Stock-based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

On October 15, 2020, the Company’s Board adopted, and its stockholders approved and ratified, the iPower Inc. 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business.

Following completion of the IPO, pursuant to their letter agreements, the Company awarded a total of 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions. The fair value of the RSUs was determined to be based on $5.0 per share, the initial listing price of the Company’s common stock on the grant date. As of June 30, 2021, the Company had granted total of 46,546 RSUs, of which 22,137 were vested and 24,409 were unvested. For the year ended June 30, 2021, the Company recorded $110,683 of stock-based compensation expense.

The Company will recognize forfeitures as they occur.

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

Earnings per share

Basic earnings per share are computed by dividing net income attributable to holders of common stock by the weighted average number of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised.

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

The conversion feature included in the terms of the Convertible Notes creates an obligation to the Company requiring it to repay the notes for cash in January 2022, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. As such, the conversion feature was determined to be a derivative liability, which represent an embedded derivative predominately based on fixed monetary amount. The Convertible Note warrants and placement agent warrants were determined to be derivative liabilities, which represent free-standing derivative instruments. The Company measured the derivative liabilities at fair value at the issuance date of the convertible notes, convertible note warrants and placement agent warrants based on a Modified Black Scholes option-pricing model. The derivative liabilities were recorded with a corresponding debit to debt discount that will be amortized over the life of the notes using effective interest rate method. At time of issuance, the convertible notes and warrant liabilities were recorded on the balance sheet as liabilities. Debt issuance costs resulting from placement agent warrants are allocated to derivative liabilities based on its fair value at issuance to total proceeds received. Debt issuance costs associated with warrant liabilities are expensed immediately and the debt issuance cost associated with the debt host are amortized over the life of the notes.

Upon conversion on May 14, 2021, the Company measured the conversion liability and placement agent warrant liability to fair value using the Modified Black Scholes Option Pricing Model, a level 3 valuation method, based on the expected fair value of the underlying stock. Change in fair value was recorded in other-operating expenses.

On May 14, 2021, the fair value of the outstanding warrants held by the Convertible Note investors were also remeasured with change in fair value recorded in other-operating expenses. Then the fair value was reclassed to additional paid in capital as the terms became fixed upon closing of the IPO.

Series A Convertible Preferred Stock

On December 30, 2020, the Company issued a total of 34,500 shares of Series A Convertible Preferred Stock, par value $0.001 per share. Pursuant to the certificate of designations, the Series A Convertible Preferred Stock automatically converted into shares of the Common Stock (the “Conversion Shares”) at a conversion price equal to 70% of the per share purchase price of the Common Stock in our IPO. If the IPO failed to occur by December 31, 2021, the Company would have been obligated to redeem and repurchase for cash all of the outstanding shares of Series A Convertible Preferred Stock for a purchase price equal to (a) the product of multiplying the $10.00 Stated Value of each outstanding share of Series A Convertible Preferred Stock by the total number of outstanding shares of Series A Convertible Preferred Stock, plus (b) all accrued and unpaid Dividends at 9% per annum (the “Redemption Feature”). In the event that the Series A Convertible Preferred Stock converted into Conversion Shares, no Dividend shall accrue or be payable.

The Redemption Feature creates an obligation to the Company requiring it to redeem the Preferred Shares for cash on December 31, 2021, if an IPO has not yet occurred. Upon completion of an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. The Series A convertible preferred stock are mandatorily redeemable and should be classified as a liability in accordance with ASC 480-10 and the Company has elected to record the Series A Convertible Preferred Stock at fair value with changes in fair value recorded through earnings under the ASC 825-10-15-4 fair value option (“FVO”) election.

Upon conversion on May 14, 2021, the fair value of the Series A Convertible Preferred Stock was measured based on the fixed monetary amount of the convertible share upon IPO. The change in fair value was recorded as other non-operating expense.

Series A Preferred Stock Warrant

In connection with the private placement of Series A Preferred Stock the Company issued warrants to the placement agent to purchase shares of Series A Convertible Preferred Stock. The exercise price of the warrants is $10 per share. The Company accounts for its redeemable convertible preferred stock warrants as a liability, and they are recorded at their estimated fair value, because the warrants may conditionally obligate the Company to transfer assets at some point in the future. At the end of each reporting period, changes in the estimated fair value during the period are recorded in other income (expense), net in the statement of operations. The Company will continue to adjust the liability for changes in estimated fair value until the earlier of the expiration of the warrants, exercise of the warrants, or conversion of the redeemable convertible preferred stock warrants into common stock warrants upon the completion of a liquidation event, including the completion of an IPO.

On May 14, 2021, the fair value of the outstanding Series A Preferred Stock warrant held by the placement agent were remeasured with change in fair value recorded in other-operating expenses.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for the Company on July 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

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

Recent Financing

Initial Public Offering

On May 11, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with D.A. Davidson & Co., a Delaware limited liability company (“D.A. Davidson”), pursuant to which D.A. Davidson agreed to act as the lead underwriter in our initial public offering (the “IPO”) of up to 3,864,000 shares of the Company’s common stock, at an initial public offering price of $5.00 per share (the “IPO Purchase Price”). The IPO closed on May 14, 2021, with the sale of 3,360,000 shares of the Company’s Common Stock for gross proceeds of $16.80 million, and on May 21, 2021, the Company closed on a $2.52 million overallotment option through the sale of an additional 504,000 shares at the IPO Purchase Price.

Private Placement of Convertible Notes and Warrants

On January 27, 2021, the Company completed a private placement offering pursuant to which we sold to two accredited investors an aggregate of $3,000,000 of our 6% convertible notes due six months from the date of issuance, subject to extension as provided below (the “Convertible Notes”), and warrants (the “Warrants”) pursuant to an exemption from registration under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended. Boustead Securities, LLC acted as placement agent in the Convertible Note and Warrant offering and received commissions and non-accountable reimbursements of 8% of the gross proceeds received, of which one-half of such fees and expenses were payable upon the conversion of the Convertible Notes. In connection with the Convertible Note and Warrant offering, we issued placement agent warrants to purchase 7% of the shares of Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”), of which Boustead Securities, LLC received 80% of the placement agent warrants, which were cashlessly exercised for a total of 21,378 shares of Common Stock on May 14, 2021.

Upon completion of our IPO, the Convertible Notes automatically converted into 857,144 shares of common stock in accordance with the terms of the Convertible Notes. In addition to the Convertible Notes, the purchasers of the Convertible Notes received three-year warrants entitling the holders to purchase a total of 685,714 shares of Common Stock which equals 80% of the number of shares of Common Stock issuable upon conversion of the Convertible Notes. In the event the Convertible Notes are repaid in cash by the Company, the warrants will expire and have no further value.

This description of Convertible Notes and Warrants is intended to be a useful overview of the material provisions of the Convertible Notes and Warrants. However, you should read the Form of Convertible Note and Warrant for a complete description of the obligations of the Company.

Private Placement of Series A Convertible Preferred Stock

On December 30, 2020, the Company sold in a private placement to approximately three accredited investors under Rule 506(b) promulgated under the Securities Act of 1933, as amended, an aggregate of 34,500 shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) and received gross proceeds of $345,000. Boustead Securities, LLC acted as placement agent in such private placement and received commissions of $24,150 or 7% of the gross proceeds received, a non-accountable expense allowance of 1% of such gross proceeds and warrants to purchase 2,415 shares of Series A Preferred Stock at an exercise price equal to $10 per share, the offering price of the Series A Preferred Stock, which warrants were cashlessly exercised for a total of 3,073 shares of common stock on May 14, 2021. Upon completion of our IPO, the Series A Preferred Stock automatically converted into a total of 98,572 shares of our common stock.

Terms of the Series A Convertible Preferred Stock

Pursuant to the certificate of designations of rights, privileges and limitations, the Series A Preferred Stock, prior to conversion:

•	pays a dividend of nine percent (9%) per annum (the “Dividend”), which Dividend shall be cumulative and payable in cash only in the event of Redemption of the Series A Preferred Stock. In the event that the Series A Preferred Stock is converted into shares of Common Stock, no Dividend shall accrue or be payable;
•	has one vote per share; however, shall have no right to vote as a separate class on any matter submitted to vote by the stockholders of the Corporation, excluding any proposed amendment that would adversely alter or change any preference or any relative or other right given to the Series A Preferred Stock, in which event the Series A Preferred Stock may vote as a separate class with respect to such amendment;
•	on a sale or liquidation of the Company the Series A Preferred Stock has a $10.00 per share preference over the Company Common Stock;
•	by its terms, upon consummation of this offering, all of the issued and outstanding shares of Series A Preferred Stock will automatically convert into shares of the Common Stock (the “Conversion Shares”) at a conversion price equal to 70% of the initial price per share of the Common Stock upon closing of the IPO);
•	if the IPO has not been completed by December 31, 2021, the Company shall redeem and repurchase for cash all of the outstanding shares of Series A Preferred Stock for a purchase price equal to (a) the product of multiplying the $10.00 Stated Value of each outstanding share of Series A Preferred Stock by the total number of outstanding shares of Series A Preferred Stock, plus (b) all accrued and unpaid Dividends owed thereon.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, certain specified reporting and other regulatory requirements for public companies are reduced for businesses that meet the qualifications for emerging growth companies.

These provisions include:

(1)	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;

(2)	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

(3)	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and

(4)	reduced disclosure about our executive compensation arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” this item is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iPower, Inc. (f/k/a BZRTH, Inc.) and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iPower, Inc. (f/k/a BZRTH, Inc.) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2020.

New York, New York

September 28, 2021

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2021 and 2020

	June 30,	June 30,
	2021	2020

ASSETS
Current assets
Cash and cash equivalent	$6,651,705	$977,635
Accounts receivable	7,896,347	6,067,199
Inventories, net	13,065,741	5,743,181
Prepayments and other current assets	4,693,000	616,231
Total current assets	32,306,793	13,404,246

Non-current assets
Right of use - non-current	1,819,421	262,875
Property and equipment, net	55,659	6,252
Non-current prepayments	1,357,292	–
Other non-current assets	99,645	–
Total non-current assets	3,332,017	269,127

Total assets	$35,638,810	$13,673,373

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,940,963	$4,220,347
Credit cards payable	584,311	892,792
Customer deposit	297,407	741,301
Due to related parties	–	133,793
Other payables and accrued liabilities	2,487,441	1,940,858
Short-term loans payable	162,769	1,329,680
Lease liability - current	731,944	262,875
Long-term loan payable - current portion	29,244	–
Income taxes payable	790,823	721,211
Total current liabilities	9,024,902	10,242,857

Non-current liabilities
Long-term loan payable	458,571	500,000
Lease liability - non-current	1,169,552	–
Total non-current liabilities	1,628,123	500,000

Total liabilities	10,653,025	10,742,857

Commitments and contingency	–	–

Stockholders' Equity
Common stock, $0.001 par value; 180,000,000 shares authorized; 26,448,663 and 20,204,496 shares issued and outstanding at June 30, 2021 and June 30, 2020 *	26,449	20,204
Class B common stock, $0.001 par value; 0 and 14,000,000 shares authorized; 0 and 14,000,000 shares issued and outstanding at June 30, 2021 and June 30, 2020 *	–	14,000
Subscription receivable	–	(14,000)
Additional paid in capital	23,214,263	389,490
Retained earnings	1,745,073	2,520,822

Total equity	24,985,785	2,930,516

Total liabilities and equity	$35,638,810	$13,673,373

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Except for shares authorized, all references to number of shares and to per share information in the consolidated financial statements have been retroactively adjusted.

*On October 20, 2020, the Company issued to its Founders 14,000,000 shares of the Company’s Class B Common Stock. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as outstanding for all reporting periods.

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30, 2021 and 2020

	For the Years Ended
	June 30, 2021	June 30, 2020

REVENUES	$54,075,922	$39,938,472

TOTAL REVENUES	54,075,922	39,938,472

COST OF REVENUES	31,257,358	24,810,907

GROSS PROFIT	22,818,564	15,127,565

OPERATING EXPENSES:
Selling and fulfillment	13,473,602	8,961,627
General and administrative	6,384,398	3,257,989
Total operating expenses	19,858,000	12,219,616

INCOME FROM OPERATIONS	2,960,564	2,907,949

OTHER INCOME (EXPENSE)
Interest income (expenses)	(153,785)	(168,283)
Other financing expenses	(148,139)	–
PPP loan forgiveness	175,500	–
Other non-operating income (expense)	(2,843,127)	20,734
Total other income (expense), net	(2,969,551)	(147,549)

(LOSS) INCOME BEFORE INCOME TAXES	(8,987)	2,760,400

PROVISION FOR INCOME TAXES	766,762	773,438

NET (LOSS) INCOME	$(775,749)	$1,986,962

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	21,116,750	20,093,004

(LOSS) EARNINGS PER SHARE *
Basic and diluted	$(0.04)	$0.10

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. The computation of basic and diluted EPS was retroactively adjusted for all periods presented.

*On October 20, 2020, the Company issued to its Founders 14,000,000 shares of the Company’s Class B Common Stock. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as outstanding for all reporting periods. The computation of basic and diluted EPS did not include the Class B Common Stock as the holders of Class B Common Stock had no dividend or liquidation rights until such time as their shares of Class B Common Stock were converted into Class A Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended June 30, 2021 and 2020

	Common Stock *		Class B Common Stock *		Subscription	Additional Paid in	Retained
	Shares	Amount	Shares	Amount	Receivable	Capital	Earnings	Total

Balance, June 30, 2019	20,000,000	$20,000	14,000,000	$14,000	$(14,000)	$(37,316)	$533,860	$516,544
Shares issued for cash	204,496	204	–	–	–	426,806	–	427,010
Net income	–	–	–	–	–	–	1,986,962	1,986,962

Balance, June 30, 2020	20,204,496	$20,204	14,000,000	$14,000	$(14,000)	$389,490	$2,520,822	$2,930,516
Net income	–	–	–	–	–	–	(775,749)	(775,749)
Cash for Class B common stock	–	–	–	–	14,000	–	–	14,000
Conversion of Class B common stock	1,400,000	1,400	(14,000,000)	(14,000)	–	12,600	–	–
Shares issued for cash upon IPO	3,864,000	3,864	–	–	–	16,562,541	–	16,566,405
Shares issued upon conversions of debts	955,716	956	–	–	–	4,777,602	–	4,778,558
Shares issued upon exercise of warrants	24,451	25	–	–	–	36,679	–	36,704
Issuance of restricted stock units	–	–	–	–	–	110,683	–	110,683
Investor Warrants	–	–	–	–	–	1,324,668	–	1,324,668
Balance, June 30, 2021	26,448,663	$26,449	–	$–	$–	$23,214,263	$1,745,073	$24,985,785

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. Except shares authorized, all references to number of shares and to per share information in the consolidated financial statements have been retroactively adjusted.

*On October 20, 2020, the Company issued to its Founders 14,000,000 shares of the Company’s Class B Common Stock. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as outstanding for all reporting periods.

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2021 and 2020

	For the Years Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(775,749)	$1,986,962
Adjustments to reconcile net income to cash provided by operating activities:
Inventory obsolescence reserve	–	95,574
Depreciation expense	12,091	–
Stock-based compensation expense	110,683	–
PPP loan forgiven	(175,500)	–
Non-cash operating lease expense	82,075	–
Amortization of debt discount and non-cash financing costs	1,611,874	–
Change in fair value of warrants and conversion features	1,358,555	–
Change in operating assets and liabilities
Accounts receivable	(1,829,148)	(2,431,287)
Inventories	(7,322,560)	(2,720,248)
Prepayments and other current assets	(3,956,769)	(163,096)
Non-current prepayments	(1,357,292)	–
Other non-current assets	(99,645)	–
Accounts payable	(279,384)	1,964,423
Credit cards payable	(308,481)	177,252
Customer deposit	(443,894)	321,121
Other payables and accrued liabilities	546,583	1,352,627
Income taxes payable	69,612	525,715
Net cash (used in) / provided by operating activities	(12,756,949)	1,109,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(61,498)	(6,252)

Net cash (used in) investing activities	(61,498)	(6,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	571,824	632,286
Payments to related parties	(705,617)	(3,267,801)
Proceeds from short-term loans	29,609,915	19,003,538
Payments on short-term loans	(30,776,825)	(17,891,647)
Proceeds from convertible notes	3,000,000	–
Payments for financing cost	(120,000)	–
Proceeds from long-term loans	–	500,000
Payments on long-term loans	(12,185)	–
Shares issued for cash	359,000	427,010
Gross proceeds from IPO	19,320,000	–
IPO offering costs in cash	(2,753,595)	–
Net cash provided by / (used in) financing activities	18,492,517	(596,614)

CHANGES IN CASH	5,674,070	506,177

CASH AND CASH EQUIVALENT, beginning of year	977,635	471,458

CASH AND CASH EQUIVALENT, end of year	$6,651,705	$977,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$696,119	$247,723
Cash paid for interest	$153,785	$56,948

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$2,346,200	$–
Reclassification of warrant liability to additional paid in capital	$1,324,668	$–
Conversion of debts to common stock	$4,778,558	$–
Exercise of placement agent warrants	$36,704	$–

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc.

Notes to Consolidated Financial Statements

As of June 30, 2021 and 2020 and for the Years Ended June 30, 2021 and 2020

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of advanced indoor and greenhouse lighting, ventilation systems, nutrients, growing media, grow tents, trimming machines, pumps and accessories in the United States.

Effective on March 1, 2020, as amended and restated pursuant to an agreement dated October 26, 2020, the Company entered into an agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. Pursuant to the terms of the agreement, the Company agreed to provide technical support, management services and other services on an exclusive basis in relation to E Marketing’s business during the term of the agreement. The Company also agreed to fund E Marketing for operational cash flow needs and bear the risk of E Marketing’s losses from operations and E Marketing agrees that iPower has rights to E Marketing’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of E Marketing or its assets subject to assumption of all of its liabilities. E Marketing was considered a variable interest entity (“VIE”). On May 18, 2021, the Company acquired 100% equity ownership of E Marketing. As a result, E Marketing has become the Company’s wholly owned subsidiary. See Note 3 below for details.

On September 4, 2020, the Company entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM was then wholly owned by Chenlong Tan, the Chairman, CEO and President and one of the majority shareholders of the Company. Pursuant to the terms of the agreement, the Company was to provide technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. In addition, the Company agreed to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agreed that the Company has the right to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities. GPM was considered a variable interest entity (“VIE”). On May 18, 2021, the Company acquired 100% equity ownership of GPM. As a result, GPM has become the Company’s wholly owned subsidiary. See Note 3 below for details.

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The Company’s fiscal year end date is June 30.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, E Marketing Solution Inc. and Global Product Marketing Inc. All inter-company balances and transactions have been eliminated.

Prior period reclassification

Certain prior period expense accounts have been reclassified in conformity with current period presentation including reclassification of $1.37 million from general administrative expenses to selling and fulfillment expenses. The reclassification had no effect to the company’s consolidated statements of operations, statements of cash flow or statements of changes in stockholders’ equity.

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

The Company evaluates the creditworthiness of all of its customers individually before accepting them and continuously monitors the recoverability of accounts receivable. If there are any indicators that a customer may not make payment, the Company may consider making provision for non-collectability for that particular customer. At the same time, the Company may cease further sales or services to such customer. The following are some of the factors that the Company develops allowance for credit losses:

•	the customer fails to comply with its payment schedule;

•	the customer is in serious financial difficulty;

•	a significant dispute with the customer has occurred regarding job progress or other matters;

•	the customer breaches any of its contractual obligations;

•	the customer appears to be financially distressed due to economic or legal factors;

•	the business between the customer and the Company is not active; and

•	other objective evidence indicates non-collectability of the accounts receivable.

The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements. Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the years ended June 30, 2021 and 2020 were $1,783,573 and $606,730, respectively.

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related inbound freight and delivery fees.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling and fulfillment expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records allowance for obsolescence.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company’s long-lived assets are all located in California, United States, and substantially all of the Company’s revenues are derived from within the United States. Therefore, no geographical segments are presented.

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

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. For the years ended June 30, 2021 and 2020, $693,538 and $0 were recorded as deferred offering costs and reclassed to additional paid in capital. As of June 30, 2021 and June 30, 2020, $0 and $0 of deferred offering costs were included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.

Stock-based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation”, which requires that share-based payment transactions with employees and nonemployees upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

Following completion of the IPO, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions. The fair value of the RSUs was determined based on $5.0 per share, the initial public offering price of the Company’s common stock on the grant date. As of June 30, 2021, the Company had granted total of 46,546 RSUs, of which 22,137 were fully vested and 24,409 remained subject to certain vesting conditions. For the year ended June 30, 2021, the Company recorded $110,683 of stock-based compensation expense.

The Company will recognize forfeitures as they occur.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception, April 11, 2018, and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Nevada and California, as its “major” tax jurisdictions. However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

In connection with the Convertible Note offering, the Company issued placement agent warrants to purchase 7.0% of the shares of Class A Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants are exercisable for a period of five years from the issuance date and are treated as a debt issuance cost.

The conversion feature included in the terms of the Convertible Notes creates an obligation to the Company requiring it to repay the notes for cash in January 2022 if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. As such, the conversion feature was determined to be a derivative liability, which represent an embedded derivative predominately based on fixed monetary amount. The Convertible Note warrants and placement agent warrants were determined to be derivative liabilities, which represent free-standing derivative instruments. The Company measured the derivative liabilities at fair value at the issuance date of the Convertible Notes, Convertible Note warrants and placement agent warrants based on a Modified Black Scholes option-pricing model. The derivative liabilities were recorded with a corresponding debit to debt discount that will be amortized over the life of the notes using effective interest rate method. At time of issuance, the convertible notes and warrant liabilities were recorded on the balance sheet as liabilities. Debt issuance costs resulting from placement agent warrants are allocated to derivative liabilities based on its fair value at issuance to total proceeds received. Debt issuance costs associated with warrant liabilities are expensed immediately and the debt issuance cost associated with the debt host are amortized over the life of the notes.

Upon conversion on May 14, 2021, the Company measured the conversion liability and placement agent warrant liability to fair value using the Modified Black Scholes Option Pricing Model, a level 3 valuation method, based on the expected fair value of the underlying stock. Change in fair value was recorded in other-operating expenses.

On May 14, 2021, the fair value of the outstanding warrants held by the Convertible Note investors were also remeasured with change in fair value recorded in other-operating expenses. Then the fair value was reclassed to additional paid in capital as the terms became fixed upon closing of the IPO.

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

Upon conversion on May 14, 2021, the fair value of the Series A Convertible Preferred Stock was measured based on the fixed monetary amount of the convertible share upon IPO. The change in fair value was recorded as other non-operating expense.

Series A Preferred Stock Warrant

In connection with this private placement, the Company issued warrants to purchase shares of Series A Convertible Preferred Stock. The exercise price of the warrants is $10 per share. The Company accounts for its redeemable convertible preferred stock warrants as a liability, and they are recorded at their estimated fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. At the end of each reporting period, changes in the estimated fair value during the period are recorded in other income (expense), net in the statement of operations. The Company will continue to adjust the liability for changes in estimated fair value until the earlier of the expiration of the warrants, exercise of the warrants, or conversion of the redeemable convertible preferred stock warrants into common stock warrants upon the completion of a liquidation event, including the completion of an IPO.

On May 14, 2021, the fair value of the outstanding Series A Preferred Stock warrant held by the placement agent were remeasured with change in fair value recorded in other-operating expenses.

Earnings per share

Basic earnings per share are computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock.  As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related EPS guidance. This standard becomes effective for the Company on July 1, 2022, including interim periods within those fiscal years.  Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

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

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

Note 3 – Acquisition of Variable interest entities

Effective March 1, 2020, as amended and restated pursuant to an agreement dated Oct 26, 2020, the Company entered into an exclusive business cooperation agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. Pursuant to the terms of the agreement, the Company provided technical support, management services and other services on an exclusive basis in relation to E Marketing’s business during the term of the agreement. In addition, the Company agreed to fund E Marketing for operational cash flow needs and bear the risk of E Marketing’s losses from operations and E Marketing agreed that iPower has rights to E Marketing’s net profits, if any. Under the terms of the agreement, the Company may, at any time at its option, acquire for nominal consideration 100% of either the equity of E Marketing or its assets subject to assumption of all of its liabilities.

On September 4, 2020, the Company entered into an exclusive business cooperation agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM was owned by Chenlong Tan, the Chairman, CEO, President and one of the majority shareholders of the Company. Pursuant to the terms of the agreement, the Company provided technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. In addition, the Company agreed to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agreed that the Company has rights to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities.

Below is a summary of the key terms of the exclusive business cooperation agreements (the “Agreements”) with E Marketing and GPM (“VIEs"):

•	iPower is the exclusive manager of the VIEs;

•	the VIEs shall not directly or indirectly accept the same or similar services from other parties;

•	the agreements shall remain effective unless terminated by iPower;

•	iPower is granted an irrevocable and exclusive option to purchase all assets and business at nominal price; and

•	iPower agrees to fund each VIE’s operational needs and bear the risk of each VIE’s losses from operations and VIEs agree that iPower has rights to VIEs’ net profits, if any.

Pursuant to the terms of the Agreements, the Company did not have direct ownership in either E Marketing and GPM but was actively involved in their operations as the sole manager to direct the activities and significantly impact E Marketing’s and GPM’s economic performance. Each of E Marketing and GPM had only one shareholder and all operational funding was provided by the Company. During the term of the agreements, the Company bore all the risk of loss and had the right to receive all of the benefits from E Marketing and GPM. As such, based on the determination that the Company was the primary beneficiary of E Marketing and GPM, in accordance with ASC 810-10-25-38A through 25-38J, E Marketing and GPM were considered variable interest entities (“VIEs”) of the Company and the financial statements of E Marketing and GPM have been consolidated from the date such control existed, March 1, 2020 and September 4, 2020, respectively.

On May 18, 2021, the Company entered into equity purchase agreements (“Equity Purchase Agreements”) with the shareholders of each of our VIEs, E Marketing and GPM, pursuant to which we acquired 100% of the equity interests of each of E Marketing and GPM. The Company paid nominal consideration of $10.00 for the acquisition of each of E Marketing and GPM, which then became the Company’s wholly owned subsidiaries (the “Subsidiaries”).

As of June 30, 2021 and, 2020, the carrying amount of the subsidiaries’ assets and liabilities were as follows for the periods indicated:

	June 30, 2021	June 30, 2020
Cash in bank	$574,861	$72,686
Accounts receivable	$55,077	$–
Payables to iPower	$–	$72,686
Income tax payable	$182,351	$–
Other payables	$1,097	$–

The assets and payables were included in the consolidated balance sheets as of June 30, 2021 and 2020 and the payables to iPower were eliminated in consolidation.

The operating results of the Subsidiaries for the year ended June 30, 2021 and 2020 were as follows:

	2021	2020
Revenue	$2,482,042	$–
Net income	$469,284	$(20,600)

Note 4 - Accounts receivable

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	June 30, 2021	June 30, 2020
Accounts receivable	$7,896,347	$6,067,199
Less: allowance for credit losses	–	–
Total accounts receivable	$7,896,347	$6,067,199

There was no credit loss for the years ended June 30, 2021 and 2020.

Note 5 – Inventories, net

As of June 30, 2021 and 2020, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $13,065,741 and $5,743,181, respectively.

As of June 30, 2021 and 2020, allowance for obsolescence was $95,574 and $95,574, respectively.

Note 6 – Prepayments and other current assets

As of June 30, 2021 and 2020, prepayments and other current assets consisted of the following:

	June 30, 2021	June 30, 2020
Advance to suppliers	$3,969,625	$298,841
Prepaid expenses and other receivables	723,375	317,390

Total	$4,693,000	$616,231

Other receivables consisted of delivery fees of $178,581 and $132,433 and receivables from two unrelated parties for their use of the Company’s courier accounts at June 30, 2021 and 2020. As of the date of this report, the amount had been fully collected.

Note 7 – Non-current prepayments

Non-current prepayments included $1.26 million for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are two years to five years. In addition, $96,875 was down payment for lease of a car for four years. As of June 30, 2021, total non-current prepayments were $1,357,292.

Note 8 – Loans payable

Short-term loans

PPP note payable

On April 13, 2020, the Company entered into an agreement with Royal Business Bank (the “Lender”) for a total amount of $175,500, pursuant to a promissory note issued by the Company to the Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Note bears interest at the rate of 1.00% per annum and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

The Company accounts for the PPP loan under Topic 470 as follows: (a) Initially record the cash inflow from the PPP Note as a financial liability and accrued interest in accordance with the interest method under ASC Subtopic 835-30; (b) Not impute additional interest at a market rate; (c) Continue to record the proceeds from the loan as a liability until either (1) the loan is partly or wholly forgiven and the debtor has been legally released by the Lender or (2) the debtor pays off the loan; (d) Reduce the liability by the amount forgiven and record a gain on extinguishment once the loan is partly or wholly forgiven and legal release is received. On March 22, 2021, the $175,500 PPP Note due to Royal Business Bank was fully forgiven. As of June 30, 2021 and 2020, the Company had an outstanding balance of $0 and $175,500, respectively, under the PPP Note.

Revolving credit facility

On May 3, 2019, the Company entered into an agreement with WFC Fund LLC (“WFC") for a revolving loan of up to $2,000,000. The revolving loan bore interest equal to the prime rate plus 4.25% per annum on the outstanding amount. On May 26, 2020, the Loan and Security Agreement was amended and restated as a Receivable Purchase Agreement (the “Original RPA”), pursuant to which WFC may, but is not obligated to, purchase accounts receivable from the Company from time to time. The credit limit of the revolving facility under the Original RPA was $2,000,000, which had a discount rate equal to the prime rate plus 4.25% per annum on the outstanding amount. This revolving credit facility is secured by all of the Company’s assets and guaranteed by Allan Huang, who is a former director and executive officer of the Company and one of the Company’s major shareholders and founders. Pursuant to the Original RPA, the purchases of accounts receivable were made with full recourse to the Company, and the Company was obligated to collect the accounts receivables and to repurchase or pay back the amount drawn if the accounts receivable were not collected. In accordance with ASC 860-10-05, the revolving credit facility under the Receivable Purchase Agreement is treated as secured borrowing.

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

As of June 30, 2021 and 2020, the outstanding balance due under the RPA was $162,769 and $1,154,180, respectively.

Loans payable

During the quarter ended December 31, 2020, the Company borrowed a total of $300,000 from two unrelated parties for short-term cash flow needs. The loans bear interest at the rate of 8% per annum and may be repaid at any time without penalty. The Company had fully repaid the outstanding amount in February 2021. As of June 30, 2021, the outstanding balance of the loans was $0.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. As of June 30, 2021, the outstanding balance of the SBA Note was $487,815, which included a current portion of $29,244 and a non-current portion of $458,571.

Note 9 – Convertible notes

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in convertible notes with a 6% interest per annum (the “Convertible Note”) and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The warrants shall be exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the $5.00 per share, the IPO purchase price. The Convertible Notes shall be automatically converted into the Company’s Class A Common Stock upon a qualified IPO (the “Mandatory Conversion”) or repayable in cash at the option of the holders of the Convertible Notes with repayment to commence six months after January 27, 2021. The Convertible Notes convert at a price equal to the lesser of (a) a price representing a 30% discount to the public offering price per share of the Class A Common Stock in this Offering, or (b)  a price representing a 30% discount to the price per share equal to dividing $200 million by the total number of (x) outstanding shares of Class A Common Stock immediately prior to the IPO, (y) the number of Class A Common Stock issuable upon conversion of the 34,500 shares of Series A Preferred Stock, and (z) the number of Class A Common Stock issuable upon conversion of all outstanding Convertible Notes. Any interest accrued on the Convertible Note will be waived upon conversion. In the event the Company does not receive a minimum of $15,000,000 of gross proceeds in the Offering or otherwise close on the Offering, the Convertible Notes will bear interest at a rate of 6% per annum which shall accrue from January 27, 2021 and be repayable in six equal monthly installments between July 27, 2021 and January 27, 2022. Alternatively, the Convertible Notes may be converted at the conversion price into shares of Class A Common Stock at the option of the holder prior to the maturity date (the “Conversion Option”). If the notes are converted, either on a Mandatory Conversion basis or through each holder’s exercise of the Conversion Option, any interest accrued on the Convertible Note shall be waived.

In connection with the convertible note offering, the Company issued placement agent warrants to purchase 7.0% of the shares of Class A Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants are exercisable for a period of five years from the issuance date and are treated as a debt issuance cost.

The conversion feature included in the terms of the Convertible Notes creates an obligation to the Company requiring it to repay the notes for cash in January 2022, if an IPO does not occur. Upon an IPO, the Conversion Option is settleable with a variable number of the Company’s shares resulting in a fixed monetary amount known at inception in accordance with ASC 480-10-25-14a. As such, the conversion feature was determined to be a derivative liability, which represents an embedded derivative predominately based on a fixed monetary amount. The Convertible Note warrants and placement agent warrants were determined to be derivative liabilities, which represent free-standing derivative instruments. The Company measured the derivative liabilities at fair value at the issuance date of the Convertible Notes, Convertible Note warrants and placement agent warrants based on a Modified Black Scholes option-pricing model. The derivative liabilities were recorded with a corresponding debit to debt discount that will be amortized over the life of the notes using effective interest rate method. At time of issuance, the Convertible Notes and warrant liabilities were recorded on the balance sheet as liabilities. Debt issuance costs, which consisted of $120,000 in cash netted against the note proceeds and $84,849 in placement agent warrants, are allocated to derivative liabilities based on its fair value at issuance to total proceeds received. Debt issuance costs associated with warrant liabilities are expensed immediately and the debt issuance cost associated with the debt host are amortized over the life of the notes.

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

On May 14, 2021, the Company closed on an initial public offering of $16.8 million in gross proceeds, following which time the Convertible Notes were fully converted into an aggregate of 857,144 shares of the Company’s Common Stock.

Upon conversion, the Company measured the conversion liability to fair value using the Modified Black Scholes Option Pricing Model, a level 3 valuation method, based on the expected fair value of the underlying stock with the following assumptions:

As of May 14, 2021
Expected term	1 day
Expected volatility	3.3%
Risk-free interest rate	0.04%
Expected dividend rate	0%
Probability	100%

As of May 14, 2021, the fair value immediately before the conversion of the Convertible Note, net of debt discount, was $1,714,281, which included fair value of the conversion feature of $1,285,719, and an increase in fair value of $593,103 was included in other non-operating expenses for the year ended June 30, 2021. As a result of the full conversion, there was no outstanding convertible notes and conversion liability as of June 30, 2021. See Note 14 below for the stock warrants issued in connection with the convertible notes.

Note 10 - Related party transactions

On December 1, 2018, the Company acquired certain assets and assumed liabilities from BizRight, LLC, an entity owned and managed by the founders and officers of the Company. The net assets received were recorded at their historical carrying amounts and the purchase price of $2,611,594 was recorded as payable due to related parties. The purchase price shall be paid based on the Company’s cash flow availability and bears an interest rate of 8% per annum on the outstanding amount. During the years ended June 30, 2021 and 2020, the Company recorded proceeds of $571,824 and $632,286 and payments of $705,617 and $3,267,801, respectively. As of June 30, 2021 and 2020, the outstanding amount due to related parties was $0 and $133,793, respectively.

Note 11 – Income taxes

On December 22, 2017, the President of the United States signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code by (i) lowering the U.S. federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, (iv) requiring a current inclusion of global intangible low taxed income of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax regime, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, and (vii) limiting deductibility of interest and executive compensation expense, among other changes. The Company has computed its tax expenses using the new statutory rate effective on January 1, 2018 of 21%.

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the year ended June 30, 2020 and the impact was not material to the overall financial statements. For the year ended June 30, 2021, the Company incurred non-deductible expense related to issuance of convertible notes and preferred stock of $2.87 million.

The income tax provision for the years ended June 30, 2021 and 2020 consisted of the following:

	June 30, 2021	June 30, 2020
Current:
Federal	$513,036	$530,036
State	253,726	243,402
Total current income tax provision	766,762	773,438
Deferred:
Federal	–	–
State	–	–
Total deferred taxes	–	–

Total provision for income taxes	$766,762	$773,438

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 and 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	June 30, 2021		June 30, 2020
Statutory tax rate
Federal	21.00%		21.00%
State of California	8.84%		8.84%
Debt discount and change in fair value of warrants and conversion features	(8,931.93%	)	–%
Net effect of state income tax deduction and other permanent differences	(370.74%	)	(1.82%	)
Effective tax rate	(8,531.35%	)	28.02%

As of June 30, 2021 and 2020, the income taxes payable was $790,823 and $721,211, respectively.

Note 12 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the years ended June 30,
	2021	2020
Numerator:
Net (loss) income	$(775,749)	$1,986,962
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$21,116,750	$20,093,004
Earnings per share of ordinary shares: -basic and diluted	$(0.04)	$0.10

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

*Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the underlying shares of warrants and RSUs as the Company had a net loss for the year ended June 30, 2021.

* For the year ended June 30, 2021, the 22,137 vested shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 13) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share as of grant date when the shares are fully vested.

Note 13 – Equity

Common Stock

The Company was incorporated in Nevada on April 11, 2018. As of June 30, 2021, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

On November 16, 2020, the Company filed an amended and restated articles of incorporation in Nevada to consummate a 2-for-1 forward split of our outstanding shares of Class A Common Stock. All share numbers of Class A Common Stock are stated at a post-split basis.

The holders of Class A Common Stock shall be entitled to one vote per share in voting or consenting to the election of directors and for all other corporate purposes. The Company issued 20,000,000 shares to its founders at inception.

On January 15, 2020, pursuant to a rescission and mutual release agreement with an unrelated company, the Company issued 204,496 shares of its Class A Common Stock as settlement for a payment of $427,010 received by the Company.

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

The Class B Common Stock was entitled to ten (10) votes per share in voting or consenting to the election of directors and for all other corporate purposes. In accordance with the Company’s amended and restated articles of incorporation, the Class B Common Stock was eligible to convert into shares of Class A Common Stock, on a ten-for-one basis, at any time following twelve (12) months after the Company’s completion of the initial public offering of its Class A Common Stock. Holders of Class B Common Stock had no dividend or liquidation rights until such time as their shares of Class B Common Stock were converted into shares of Class A Common Stock. As of June 30, 2020, the outstanding shares of Class B Common Stock were retroactively stated as 14,000,000 and 14,000,000, respectively.

Effective April 14, 2021, the Company amended its articles of incorporation to allow conversion of its Class B Common Stock at any time after issuance. On that same date, the Class B Common stockholders, Chenlong Tan and Allan Huang, elected to convert all of their 14,000,000 outstanding shares of the Company’s Class B Common Stock into 1,400,000 shares of Class A Common Stock. On April 23, 2021, the Company further amended and restated its articles of incorporation to eliminate the Class A and Class B Common Stock designations and authorize for issuance a total of 180,000,000 shares which are solely designated as Common Stock.

On May 14, 2020, the Company closed its initial public offering (“IPO”) under a registration statement effective May 11, 2021, in which it issued and sold 3,360,000 shares of its Common Stock at a purchase price of $5.00 per share. On May 21, 2021, the Company closed on the IPO’s overallotment option, selling an additional 504,000 shares of Common Stock to the IPO’s underwriters at the public offering price of $5.00 per share. The Company received net proceeds of approximately $16.6 million from the IPO after deducting underwriting discounts and offering expenses.

On May 14, 2021, upon closing on the Company’s IPO, the Series A convertible preferred stock and Convertible Notes were converted into an aggregate of 955,716 shares of the Company’s Common Stock.

On May 14, 2021, the Company issued 24,451 shares of Common Stock upon cashless exercise of warrants held by Boustead Securities LLC, the placement agent for the Company’s private placement offerings completed in December 2020 and January 2021.

As of June 30, 2021 and 2020, there were 26,448,663 and 20,204,496 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

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

Equity Incentive Plan

On May 5, 2021, the Company’s Board adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business.

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. As of June 30, 2021, the Company had granted total of 46,546 RSUs, of which 22,137 were fully vested upon issuance and 24,409 remain subject to certain vesting conditions. For the year ended June 30, 2021, the Company recorded $110,683 of stock-based compensation expense. There was no forfeiture occurred during the year ended June 30, 2021. As of June 30, 2021, the unvested number of RSUs was 24,409 and the unamortized expense was $122,045.

Note 14 – Series A Convertible Preferred Stock

On December 30, 2020, the Company closed a private placement and issued a total of 34,500 shares of Series A Convertible Preferred Stock, par value $0.001 per share, to a total of three accredited investors, at a purchase price of $10.00 per share, for a total purchase price of $345,000 in cash. Pursuant to the certificate of designations, the Series A Convertible Preferred Stock automatically converts into shares of the Class A Common Stock (the “Conversion Shares”) at a conversion price equal to 70% of the initial price per share of the Class A Common Stock. If the IPO has not occurred by December 31, 2021, the Company would be obligated to redeem and repurchase for cash all of the outstanding shares of Series A Convertible Preferred Stock for a purchase price equal to (a) the product of multiplying the $10.00 Stated Value of each outstanding share of Series A Convertible Preferred Stock by the total number of outstanding shares of Series A Convertible Preferred Stock, plus (b) all accrued and unpaid Dividends at 9% per annum. In the event that the Series A Convertible Preferred Stock are converted into Conversion Shares, no Dividend shall accrue or be payable.

In connection with this private placement, the Company paid $27,600 in cash and issued warrants to purchase 2,415 shares of Series A Convertible Preferred Stock to Boustead Securities, LLC (the “Placement Agent”) as compensation, which was recorded as financing expense. The exercise price of the warrants was $10 per share. The warrants were recorded as liability. See Note 14 below for detail.

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

Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As of May 14, 2021, the closing date of the IPO, the fair value was $492,860 which was measured based on the fixed monetary amount of the convertible share upon IPO and the probability of IPO. The change in fair value of $147,860 was recorded as other non-operating expense.

On May 14, 2021, upon closing on the Company’s IPO, all outstanding shares of Series A convertible preferred stock were converted into an aggregate of 98,572 shares of the Company’s Common Stock. As of June 30, 2021 and 2020, respectively, the Company had 0 shares of Preferred Stock issued and outstanding.

Note 15 – Warrant liabilities

The Company’s warrant liabilities contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity as of the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 measurements.

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

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in Convertible Notes and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The convertible note warrants shall be exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO. In accordance with the terms of the warrants, in the event the Convertible Notes are repaid in cash by the Company, the warrants issued in conjunction with the Convertible Notes will expire and have no further value.

In connection with the Convertible Note offering, the Company also issued placement agent warrants to purchase 7.0% of the shares of Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants had an exercise period of five years from the issuance date.

On May 14, 2021, upon closing of its IPO, the Company remeasured the warrants to fair value using the Modified Black Scholes Option Pricing Model, based on the expected fair value of the underlying stock with the following assumptions:

As of May 14, 2021
Expected term	1 day to 3 years
Expected volatility	3.3% to 58%
Risk-free interest rate	0.35% to 0.92%
Expected dividend rate	0%
Probability	100%

As of May 14, 2021, the fair value of the warrant liabilities was $1,361,347, which includes $4,610 preferred stock warrant, $1,324,668 warrants issued to the Convertible Note investors and $32,069 warrants issued to the placement agent. The increase in fair value immediately before the IPO was $617,593, which was reported in other non-operating expenses for the year ended June 30, 2021.

Upon closing the IPO on May 14, 2021, the Placement Agent exercised its warrants in full to purchase a total of 24,451 shares of the Company’s Common Stock and, as such, there were no placement agent warrants outstanding as of June 30, 2021. At the same time, the outstanding warrants held by the Convertible Note investors were reclassed to additional paid in capital as the terms became fixed upon closing of the IPO. Through June 30, 2021, none of the private placement investors exercised any of their warrants.

Note 16 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2021 and 2020, $6,651,705 and $977,635, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $5.4 million and $0.5 million, respectively, in excess of the FDIC insurance limit, as of June 30, 2021 and 2020.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

For years ended June 30, 2021 and 2020, Amazon Vendor and Amazon Seller customers accounted for 80% and 71% of the Company's total revenues, respectively. As of June 30, 2021 and 2020, accounts receivable from Amazon Vendor and Amazon Seller accounted for 98% and 95% of the Company’s total accounts receivable.

For the years ended June 30, 2021 and 2020, three suppliers accounted for 38% (18%, 10% and 10%) and two suppliers accounted for 38.5% (25.2% and 13.3%) of the Company's total purchases, respectively. As of June 30, 2021, accounts payable to two suppliers accounted for 11% and 10% of the Company’s total accounts payable. As of June 30, 2020, accounts payable to three suppliers accounted for 26%, 13% and 12%, respectively, of the Company’s total accounts payable.

Note 17 - Commitments and contingencies

Lease commitment

The Company has adopted ASC842 since its inception date, April 11, 2018. The Company has entered into a lease agreement for office and warehouse space with a lease period from December 1, 2018 until December 31, 2020. On August 24, 2020, the Company negotiated for new terms to extend the lease. As a result, the lease term was amended and extended through December 31, 2023.

On September 1, 2020, in addition to the primary fulfillment center, the Company leased a second fulfillment center in City of Industry, California. The base rental fee is $27,921 to $29,910 per month through October 31, 2023.

Total commitment for the full term of these leases is $2,346,200. $1,819,421 and $262,875 of operating lease right-of-use assets and $1,901,496 and $262,875 of operating lease liabilities were reflected on the June 30, 2021 and 2020 financial statements, respectively.

Years Ended June 30, 2021 and 2020:

Lease cost	6/30/2021	6/30/2020
Operating lease cost (included in G&A in the Company's statement of operations)	$744,149	$528,186

Other information
Cash paid for amounts included in the measurement of lease liabilities	$663,214	$528,530
Remaining term in years	2.25	0.5
Average discount rate - operating leases	8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	6/30/2021	6/30/2020
Right of use asset - non-current	$1,819,421	$262,875

Lease Liability - current	731,944	262,875
Lease Liability - non-current	1,169,552	–
Total operating lease liabilities	$1,901,496	$262,875

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2022	847,845
2023	859,881
2024	371,640
Less: Imputed interest/present value discount	(177,870)
Present value of lease liabilities	$1,901,496

Contingencies

Except as disclosed below, the Company is not currently a party to any material legal proceedings, investigation or claims. However, the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business. While the Company is not presently subject to any material legal proceedings, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. The FINRA arbitration has been scheduled for June 20, 2022. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan.

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

Note 18 - Subsequent events

Lease of Property

On July 28, 2021, the Company entered into a Lease agreement (the “Lease Agreement”) with 9th & Vineyard, LLC, a Delaware limited liability company (the “Landlord”), to lease from the Landlord approximately 99,347 square feet of space located at 8798 9th Street, Rancho Cucamonga, California (the “Premises”). The Company expects to use the Premises for the storage and distribution of hydroponic equipment, lighting and garden accessories, home products, pet products, other consumer products and other ancillary uses. The term of the Lease Agreement is for 62 months, commencing on the date on which the Landlord completes certain proscribed improvements on the property (the “Rent Commencement Date”). The Lease Agreement does not provide for an option to renew.

Under the terms of the Lease Agreement, the Company paid an initial security deposit of $228,498.10 and, upon the Rent Commencement Date (which shall be the date on which the Premises shall be delivered to the Company following completion of certain improvements to be made by the Landlord, with such delivery to be on or before November 15, 2021), the Company’s initial monthly base rent (the “Base Rent”) will be approximately $114,249.05 and will increase on each anniversary of the Rent Commencement Date as follows:

Months	Price Per Square Foot of the Premises Per Month	Monthly Base Rent
1-12	$1.15 per square foot per month	$114,249.05
13-24	$1.19 per square foot per month	$118,222.93
25-36	$1.23 per square foot per month	$122,196.81
37-48	$1.27 per square foot per month	$126,170.69
49-60	$1.31 per square foot per month	$130,144.57
61-62	$1.36 per square foot per month	$135,111.92

In addition, the Company will be responsible for its pro rata share of certain costs, including utility costs, insurance and common area costs, as further detailed in the Lease Agreement. Following the Rent Commencement Date, the first two months of the Base Rent will be abated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our report on internal control over financial reporting below.

Notwithstanding the existence of the material weaknesses, we believe that the consolidated financial statements included in this report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this Annual Report.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of June 30, 2021, our internal control over financial reporting was not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements, and (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Executive Officers and Directors

All of our directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the Board, subject to applicable employment agreements. The following table sets forth information relating to our executive officers and members of our Board.

Name	Age	Position
Chenlong Tan	39	Chairman, CEO, President, and Director
Kevin Vassily	54	Chief Financial Officer and Director
Bennet Tchaikovsky	52	Independent Director
Danilo Cacciamatta	75	Independent Director
Kevin Liles	52	Independent Director

Chenlong Tan. Mr. Tan cofounded our Company in 2018 and is the Chairman, Chief Executive Officer and President. He has held the position of Chief Executive Officer since April 2018 and assumed the positions of Chairman, President and Interim Chief Financial Officer in January 2020. Mr. Tan held the position of Interim Chief Financial Officer until January 2021. From 2010 until 2018, Mr. Tan was the cofounder, Chief Executive Officer and Chief Information Officer at our predecessor, BizRight LLC, where he built the business from the ground up to achieve $20 million in sales through data driven development. From 2002 until 2010, Mr. Tan served as a Solution Architect and Senior Software Engineer at various companies, where he took a lead role, managing consultants, business architects and project managers, in working with healthcare companies in completing scoping requirements, solution gathering and project management, among other things. Mr. Tan received his B. Sc. at the University of Auckland in New Zealand, where he graduated with honors.

Kevin Vassily. Mr. Vassily was appointed as our Chief Financial Officer in January 2021. Mr. Vassily was also appointed as a member of our board of directors in March 2021. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, a financial analytics company focused on the Asset Management industry. From March 2019 through 2020, he served as an advisor at Woodseer, a financial technology firm providing global dividend forecasts. From 2018 through its acquisition in 2020, Mr. Vassily served as an advisor at Go Capture, where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since November 2019, Mr. Vassily has served as a director of Zhongchao Inc., a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai- based merchant bank/PE firm focused on the “green” economy. And from 2015 through 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets, and helped to co-manage the Technology Research vertical. From 2010 to 2014, he served as the director of research at Pacific Epoch, where he was responsible for a complete overhaul of product and a complete business model restart post acquisition, re focusing the firm around a “data-first” research offering. From 2007 to 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities, responsible for establishing the firm’s presence and relevance covering Asia Technology. From 2003 to 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, responsible for research in semiconductor and related technologies. From 2001 to 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners, responsible for publishing research and maintaining financial models on each of the companies under coverage. Mr. Vassily began his career on Wall Street in 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Bennet Tchaikovsky. Mr. Tchaikovsky was appointed to serve as a member of our board of directors commencing May 2021, following completion of our initial public offering, and serves as chair of the audit committee. Since January 2020, Mr. Tchaikovsky has been a member of the board of directors for Oriental Culture Holding Group, Ltd. (NASDAQ: OCG) where he serves as a member of the audit committee, Chairperson of the compensation committee and a member of the corporate governance and nominating committee. Since August 2014, Mr. Tchaikovsky has been a full-time professor at Irvine Valley College and a part-time accounting instructor at Long Beach City College since September 2020. From August 2018 to May 2019, Mr. Tchaikovsky was a part-time instructor at Chapman University. From November 2013 to August 2019, Mr. Tchaikovsky served as a board member and chairman of the audit committee of Ener-Core, Inc. (OTCMKTS: ENCR). From August 2013 to May 2014, Mr. Tchaikovsky was a part-time faculty member of Irvine Valley College and a part-time faculty member of Pasadena City College. Mr. Tchaikovsky has served as a director on the board of directors of China Jo-Jo Drugstores, Inc. (NASDAQ: CJJD) from August 2011 to January 2013 and as its chief financial officer from September 2009 to July 2011. From April 2010 to August 2013, Mr. Tchaikovsky has served as chief financial officer of VLOV, Inc. From May 2008 to April 2010, Mr. Tchaikovsky has served as chief financial officer of Skystar Bio-Pharmaceutical Company. From March 2008 to November 2009, Mr. Tchaikovsky served as a director on the board of directors of Ever-Glory International Group (NASDAQ: EVK), where he served as chairman of the audit committee and was a member of the compensation committee. From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc. Mr. Tchaikovsky received his Juris Doctorate degree from Southwestern Law School in December 1996 and his Bachelor of Arts degree in Business Economics from University of California at Santa Barbara in August 1991. Mr. Tchaikovsky is a licensed Certified Public Accountant in California and is an active member of the California State Bar. We believe that Mr. Tchaikovsky’s extensive experience in accounting and business will benefit the Company’s business and operations and make him a valuable member of the board of directors and its committees.

Danilo Cacciamatta. Mr. Cacciamatta was appointed to serve as a member of our board of directors commencing May 2021, upon completion of our initial public offering, and serves as chair of the compensation committee. Mr. Cacciamatta serves on the boards of West Texas Resources, Inc. (OTC Pink: WTXR), a position he has held since June 2020, and California First National Bancorp (OTC: CFNB), a position he has held since 2001 and for which he serves as audit committee chair. From 1989 until 2010, Mr. Cacciamatta was the CEO of Cacciamatta Accountancy Corporation, a PCAOB registered independent public accounting firm. From 1972 until 1988, Mr. Cacciamatta was with KPMG Peat Marwick where he was elected audit partner in 1980. Mr. Cacciamatta received a B.A. in economics from Pomona College and an M.B.A. from University of California Riverside. We believe Mr. Cacciamatta’s extensive experience as an auditor of public companies will make him a valuable member of our board of directors and its committees.

Kevin Liles.  Mr. Liles has been appointed to serve as a member of our board of directors commencing May 2021, upon completion of our initial public offering, and serves as chair of the nominating and corporate governance committee. Since 2012, Mr. Liles has been co-founder of 300 Entertainment, a music company whose roster includes acts across multiple genres including hip-hop, rock, pop, electronic, and alternative. From 2009 until present, Mr. Liles is a founder of KWL Enterprise, a niche brand management solutions company. From 2004 until 2009, Mr. Liles was an executive vice president of Warner Music, where he oversaw global strategy and was pivotal in building the artist services division into what is now a $200 million business. From 1998 until 2004, Mr. Liles was president of Def Jam Recordings and executive vice president of The Island Def Jam Music Group, where he amplified the brand’s influence through introducing Def College Jam, opening five international offices, launching successful video game franchises, and doubling revenue to $400 million. Mr. Liles has long been focused on philanthropic work, with a focus on global education and entrepreneurship, culminating in his receipt of the 2010 Medaille de la Ville de Paris award for his contribution to Parisian culture. Mr. Liles holds an honorary Doctor of Law degree from Morgan State University, where he studied engineering and electrical engineering as an undergraduate. We believe Mr. Liles’ extensive entrepreneurial and business experience, as well as his extensive knowledge in the area of social media, will assist us in our growth plans going forward.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees operates under a charter that has been approved by our board of directors, as set forth below.

Audit Committee. Our Audit Committee consists of three independent directors. The members of the Audit Committee are Messrs. Tchaikovsky, Cacciamatta and Liles. The Audit Committee consists exclusively of directors who are financially literate and Mr. Tchaikovsky serves as chair of the Audit Committee. As a licensed certified public accountant, Mr. Tchaikovsky is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations.

The audit committee responsibilities include:

•	overseeing the compensation and work of and performance by our independent auditor and any other registered public accounting firm performing audit, review or attestation services for us;
•	engaging, retaining and terminating our independent auditor and determining the terms thereof;
•	assessing the qualifications, performance and independence of the independent auditor;
•	evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;
•	reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendations;
•	reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;
•	producing a committee report for inclusion in applicable SEC filings;
•	reviewing the adequacy and effectiveness of internal controls and procedures;
•	establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls, or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit committee; and
•	reviewing transactions with related persons for potential conflict of interest situations.

Compensation Committee. Our Compensation Committee consists of three independent directors. The members of the Compensation Committee are Messrs. Cacciamatta, Tchaikovsky and Liles. Mr. Cacciamatta serves as the chair of the Compensation Committee. The committee has primary responsibility for:

•	reviewing and recommending all elements and amounts of compensation for each executive officer, including any performance goals applicable to those executive officers;
•	reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;
•	once required by applicable law, causing to be prepared a committee report for inclusion in applicable SEC filings;
•	approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and
•	reviewing and recommending the level and form of non-employee director compensation and benefits.

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Messrs. Liles, Cacciamatta and Tchaikovsky. Mr. Liles serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

•	recommending persons for election as directors by the stockholders;
•	recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly created directorships;
•	reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the board;
•	reviewing any stockholder proposals and nominations for directors;
•	advising the board of directors on the appropriate structure and operations of the board and its committees;
•	reviewing and recommending standing board committee assignments;
•	developing and recommending to the board Corporate Governance Guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;
•	making recommendations to the board as to determinations of director independence; and
•	making recommendations to the board regarding corporate governance based upon developments, trends, and best practices.

The Nominating and Governance Committee will consider stockholder recommendations for candidates for the board of directors.

Code of Business Conduct and Ethics

The Company has adopted a formal Code of Business Conduct and Ethics that is applicable to every officer, director, employee and consultant (the “Employees”) of the Company and its affiliates. The Code reaffirms the high standards of business conduct required of all of the Company’s Employees.

Insider Trading Policy

The Company has adopted an insider trading policy to help the Company’s Employees comply with federal and state securities laws, prevent insider trading and govern the terms and conditions at which the Employees can trade in the Company’s securities.

Limitation of Directors Liability and Indemnification

The Nevada Revised Statutes (“NRS”) authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties.

iPower maintains stand-alone director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. In addition, Nevada law and our bylaws provide that we will indemnify our directors and officers who, by reason of the fact that he or she is an officer or director, is involved in a legal proceeding of any nature.

There is no pending litigation or proceeding against any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Indemnification Agreements

To date, we have no specific indemnification agreements with our directors or executive officers. However, our officers and directors are entitled to indemnification through our bylaws and to the extent allowed pursuant to the Nevada Revised Statutes, federal securities law and our directors and officers liability insurance.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended June 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of June 30, 2020 for services rendered in all capacities to us for the fiscal years ended June 30, 2021 and 2020.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)		Total ($USD)
Chenlong Tan	2021	240,000	–	–	33,554	(1)	270,429
Chairman, CEO, President	2020	85,615	–	–	27,785	(1)	113,400

Kevin Vassily	2021	90,952	–	–	–		90,952
Chief Financial Officer	2020	–	–	–	–		–

Allan Huang	2021	–	–	–	84,000	(2)	84,000
Former Director, Former CEO and President	2020	50,615	–	–	35,000	(2)	85,615

_________________________

(1) Consists of the costs of leasing a car.

(2) Includes consulting fees paid starting in February of 2020.

Employment Agreement with Chenlong Tan

On July 1, 2020, we entered into an employment agreement with our Chief Executive Officer, Chenlong Tan. Under Mr. Tan’s employment agreement, Mr. Tan receives base compensation of $20,000 per month, is entitled to performance cash bonus compensation based on achievement of certain pre-determined goals, and from time to time may be granted restricted common shares and/or options to purchase shares of the Company’s Common Stock, subject to Board or Compensation Committee approval. In addition, during the term of Mr. Tan’s employment agreement, we are also leasing a motor vehicle for Mr. Tan’s daily use. Mr. Tan is not entitled to any severance rights under his employment agreement. Mr. Tan’s employment agreement has a term of five years, is thereafter renewable on an annual basis, and may be terminated upon 30 days’ notice upon the mutual agreement of Mr. Tan and the Company.

Employment Agreement with Kevin Vassily

On January 29, 2021, we entered into an employment agreement with our Chief Financial Officer, Kevin Vassily. Under Mr. Vassily’s employment agreement, Mr. Vassily receives base compensation of $240,000, is entitled to an annual guaranteed bonus of $60,000 upon achievement of certain milestones and up to an additional $60,000 in the sole discretion of the Company’s Board of Directors at January 29, 2022. Mr. Vassily is also entitled to 12,000 restricted stock units upon completion of our IPO. Thereafter, stock grants will be adjusted based on the awards from each prior year. Mr. Vassily is not entitled to any severance rights under his employment agreement and may be terminated upon 30 days’ written notice by either party.

Consulting Agreement with Allan Huang

Effective February 1, 2020, Allan Huang stepped down as our Chief Executive Officer and entered into a consulting agreement with us, pursuant to which he provides management and consulting services. Mr. Huang receives $7,000 per month in consulting fees and is entitled to receive reimbursement for fees associated directly with his services. The consulting agreement may be terminated by us or Mr. Huang upon 30 days’ notice.

Outstanding Equity Awards

We do not have any outstanding equity awards

Outstanding Equity Awards at June 30, 2021

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2021.

	Restricted Stock Unit Awards
Name	Grant Date	Number of Securities Underlying RSUs (#) Vested	Number of Securities Underlying RSUs(#) Unvested
Kevin Vassily (1)	5/11/2021	6,000	6,000

(1) Total number of RSU granted was 12,000, which 6,000 are vested immediately on May 11, 2021 and the remaining 6,000 will be vested on December 31, 2021.

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended June 30, 2021.

Name	Fees Earned or Paid in Cash ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Bennet Tchaikovsky	$4,175	$7,500	$–	$11,675
Danilo Cacciamatta	$3,480	$7,500	$–	$10,980
Kevin Liles	$3,480	$7,500	$–	$10,980

Our independent directors, all of whose service commenced upon the completion of our IPO, each receive (i) $25,000 annual cash compensation, payable in equal quarterly installments, and (ii) $30,000 in restricted stock units (“RSUs”), which were issued pursuant to our 2020 Equity Incentive Plan upon completion of our IPO and will vest quarterly commencing 90 days after the completion of our initial public offering. In addition, the chairman of our audit committee is entitled to receive an additional $5,000 annual retainer for his additional responsibilities, which retainer will be payable in equal quarterly installments. Directors will also be reimbursed for reasonable expenses incurred in connection with the performance of their duties. No compensation has been awarded to any directors who were not executive officers for the fiscal years ended June 30, 2021 and 2020.

Equity Incentive Plan

On October 15, 2020, the Company’s Board adopted, and its stockholders approved and ratified, the iPower Inc. 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. The board of directors believes that granting of equity-based compensation serves to promote continuity of management and provide for a shared interest in the welfare, growth and development of the Company. The Company believes that the Plan will serve to advance the Company’s interests by enhancing its ability to (i) attract and retain employees, consultants, directors and advisors who are able to contribute to the Company’s ongoing success and development, (ii) reward those employees, consultants, directors and advisors for their contributions to the Company, and (iii) encourage employees, consultants, directors and advisors to participate in the Company’s long-term growth and success.

As the Plan was not adopted until October 15, 2020, the Company had not awarded any equity interests under the plan for the year ended June 30, 2020. Following completion of our IPO, pursuant to their letter agreements, the Company awarded a total of $90,000 in RSUs under the Plan to our independent directors and 12,000 RSUs to our Chief Financial Officer, all of which are subject to certain vesting conditions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth the number of shares of common stock beneficially owned as of September 27, 2021 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executives as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 26,448,663 shares of Common Stock outstanding as of September 27, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within sixty (60) days of, the date of this Annual Report. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o iPower Inc., 2399 Bateman Avenue, Duarte, CA 91010.

Name of Beneficial Owner	No. of Shares Common Stock Beneficially Owned	Total Percentage of Common Stock Owned
Chenlong Tan (1)	8,023,334	30.32%
Kevin Vassily (2)	6,000	Less than 0.1%
Bennet Tchaikovsky (3)	3,000	Less than 0.1%
Danilo Cacciamatta (4)	23,000	Less than 0.1%
Kevin Liles 5)	3,000	Less than 0.1%
All Officers and Directors (5 Persons)	8,058,334	30.45%

Beneficial Owners of more than 5%
Allan Huang (6)	8,023,334	30.32%

__________________________

(1)	Chenlong Tan is our co-Founder, Chairman, Chief Executive Officer and President.
(2)	Kevin Vassily is our Chief Financial Officer.
(3)	Mr. Tchaikovsky is a member of our board of directors. His reported holdings do not include 3,000 Restricted Stock Units (“RSUs”) subject to vesting under the Company’s 2020 Equity Incentive Plan.
(4)	Mr. Cacciamatta is a member of our board of directors. His reported holdings include 23,000 shares of Common Stock and do not include 3,000 RSUs subject to vesting under the Company’s 2020 Equity Incentive Plan.
(5)	Mr. Liles is a member of our board of directors. His reporting holdings do not include 3,000 RSUs subject to vesting under the Company’s 2020 Equity Incentive Plan.
(6)	Allan Huang is our co-Founder and a consultant and was previously our Chief Executive Officer, President and a director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

•	the amounts involved exceed or will exceed $120,000; and
•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing had, or will have, a direct or indirect material interest.

On December 1, 2018, the Company acquired certain assets and assumed certain liabilities from BizRight, LLC, an entity owned and managed by the founders and officers of the Company. The net assets received were recorded at their historical carrying amounts and the purchase price of $2,611,594 was recorded as payable due to BizRight. Under the terms of the purchase agreement between the Company and BizRight, the Purchase Price shall be paid based on the Company’s cash flow availability and bears an interest rate of 8% per annum on the outstanding amount. As of June 30, 2021 and 2020, respectively the outstanding amount due to BizRight, LLC was $0 and $133,793, respectively. Please see Note 3 to the consolidated financial statements for detail.

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

On September 4, 2020, the Company entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada. GPM is owned by Chenlong Tan, the co-founder, Chairman, CEO and President of the Company and one of the Company’s majority shareholders. Pursuant to the terms of the agreement, the Company will provide technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. The Company agrees to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agrees that the Company has rights to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities.

On May 18, 2021, the Company entered into equity purchase agreements (“Equity Purchase Agreements”) with the shareholders of each of our variable interest entities, E Marketing Solution Inc. (“E Marketing”) and Global Product Marketing Inc. (“GPM”), pursuant to which we acquired 100% of the equity interests of each of E Marketing and GPM. The Company paid nominal consideration of $10.00 for the acquisition of each of E Marketing and GPM, which then became the Company’s wholly owned subsidiaries.

Prior to April 14, 2021, we had two classes of authorized common stock, Class A Common Stock and Class B Common Stock that entitled the holders to 10 votes per share. On April 14, 2021, Messrs. Huang and Tan, our two founders, converted all of their 14,000,000 shares of Class B Common Stock into 1,400,000 additional shares of Class A Common Stock, bringing their total ownership to an aggregate of 16,046,668 shares of Class A Common Stock or 60.67% of the 26,448,663 shares of Class A Common Stock outstanding as of the date of this report. On April 14, 2021, we amended and restated our articles of incorporation to permit the immediate conversion of the Class B Common Stock and to eliminate any future issuances of Class B Common Stock, and on April 23, 2021, we further amended and restated our articles of incorporation to eliminate all references to the Class A and Class B Common Stock and authorized for issuance 180,000,000 shares which are solely designated as Common Stock.

On April 27, 2021, Mr. Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan, against any damages that the Company may owe Boustead or the underwriters, should Boustead be successful in any action against the Company related to this initial public offering.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2021 and 2020, rendered by UHY LLP.

	Fiscal year ended June 30,
	2021	2020
Audit fees [1]	$170,637	$151,417
Audit-related fees [2]
Total fees	$170,637	$151,417

_________________________

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Initial Public Offering and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Fourth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
3.2	Fifth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on April 27, 2021).
3.3	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.4	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed February 2, 2021).
4.2	Form of Placement Agent Warrant for private placement completed December 30, 2020 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed February 2, 2021).
4.3	Form of Placement Agent Warrant for private placement completed January 27, 2021 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed February 2, 2021).
4.4	Warrant, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by Reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed February 2, 2021).
4.5	Warrant, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by Reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed February 2, 2021).
10.1	2020 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.2	Form of Sublease Agreement, dated as of December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed February 2, 2021).
10.3	Asset Purchase Agreement, dated December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by Reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed February 2, 2021).
10.4	Loan and Security Agreement, dated May 3, 2019, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed February 2, 2021).
10.5	Consulting Agreement, dated February 1, 2020, between BZRTH, Inc. and Allan Huang (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
10.6	Note for PPP Loan, dated April 13, 2020, issued to Royal Business Bank (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed February 1, 2021).
10.7	Loan Authorization and Agreement, dated April 18, 2020, between BZRTH, Inc. and U.S. Small Business Administration (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 1, 2021).
10.8	Employment Agreement, dated July 1, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed February 2, 2021).
10.9	Standard Industrial Multi-Tenant Lease, dated as of September 1, 2020, between BZRTH, Inc. and Nelson, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed February 2, 2021).
10.10	Exclusive Business Cooperation Agreement, dated September 4, 2020, between iPower Inc. and Global Product Marketing Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed February 2, 2021).
10.11	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Allan Huang (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed February 2, 2021).

10.12	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed February 2, 2021).
10.13	Amended and Restated Exclusive Business Cooperation Agreement, dated October 26, 2020, between iPower Inc. and E Marketing Solution Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed February 2, 2021).
10.14	Receivables Purchase Agreement, dated November 16, 2020, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed February 2, 2021).
10.15	Form of Subscription Agreement for Series A Preferred Stock Offering (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed February 2, 2021).
10.16	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Danilo Cacciamatta (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed February 2, 2021).
10.17	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Bennet Tchaikovsky (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed February 2, 2021).
10.18	Form of Subscription Agreement for 6% Convertible Note and Warrants (incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1 filed February 2, 2021).
10.19	Convertible Note, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed February 2, 2021).
10.20	Convertible Note, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed February 2, 2021).
10.21	Board Letter Agreement, dated January 28, 2021, between iPower Inc. and Kevin Liles (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed February 2, 2021).
10.22	Employment Agreement, dated January 29, 2021, between iPower Inc. and Kevin Vassily (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed February 2, 2021).
10.23	Indemnification Agreement, dated as of April 27, 2021, by and among iPower Inc. and D.A. Davidson & Co., Roth Capital Partners, LLC and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.24	Indemnification and Lock-Up Agreement, dated as of April 27, 2021, entered into by Chenlong Tan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.25	E Marketing Solutions Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Shanshan Huang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2021).
10.26	Global Products Marketing Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 21, 2021).
10.27	Lease Agreement, dated July 28, 2021, between iPower Inc. and 9th and Vineyard LLC (incorporated by reference to Exhibit 10.1 to the Current Report filed August 2, 2021).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

iPOWER INC.
(Registrant)

	By:	/s/ Chenlong Tan
Chenlong Tan
Chairman of the Board,
Chief Executive Officer and President
Date: September 28, 2021		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chenlong Tan	Chairman of the Board,	September 28, 2021
Chenlong Tan	Chief Executive Officer and President
(principal executive officer)

/s/ Kevin Vassily	Chief Financial Officer	September 28, 2021
Kevin Vassily	(principal financial and accounting officer)

/s/ Danilo Cacciamatta	Director	September 28, 2021
Rudolph F. Crew

/s/ Bennet Tchaikovsky	Director	September 28, 2021
Bennet Tchaikovsky

/s/ Kevin Liles	Director	September 28, 2021
Kevin Liles

