Form 10-Q
period 2021-09-30
iPower Inc.
filed 2021-11-15
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock on November 15, 2021 was 26,493,181.

iPower Inc.

PART I. Financial Information

iPower Inc.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2021 and June 30, 2021

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$1,219,580	$6,651,705
Accounts receivable	13,083,946	7,896,347
Inventories, net	14,594,078	13,065,741
Prepayments and other current assets	6,243,929	4,693,000
Total current assets	35,141,533	32,306,793

Non-current assets
Right of use - non-current	1,648,133	1,819,421
Property and equipment, net	102,026	55,659
Non-current prepayments	1,249,375	1,357,292
Other non-current assets	328,643	99,645
Total non-current assets	3,328,177	3,332,017

Total assets	$38,469,710	$35,638,810

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	6,186,446	3,940,963
Credit cards payable	787,176	584,311
Customer deposit	248,384	297,407
Other payables and accrued liabilities	2,690,163	2,487,441
Short-term loans payable	–	162,769
Lease liability - current	749,132	731,944
Long-term loan payable - current portion	29,244	29,244
Income taxes payable	377,145	790,823
Total current liabilities	11,067,690	9,024,902

Non-current liabilities
Long-term loan payable	448,823	458,571
Lease liability - non-current	976,830	1,169,552
Total non-current liabilities	1,425,653	1,628,123

Total liabilities	12,493,343	10,653,025

Commitments and contingency	–	–
Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and June 30, 2021	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 26,448,663 and 26,448,663 shares issued and outstanding at September 30, 2021 and June 30, 2021	26,449	26,449
Additional paid in capital	23,317,317	23,214,263
Retained earnings	2,632,601	1,745,073
Total equity	25,976,367	24,985,785

Total liabilities and equity	$38,469,710	$35,638,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2021 and 2020

	For the Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)

REVENUES	$17,366,765	$14,959,935

TOTAL REVENUES	17,366,765	14,959,935

COST OF REVENUES	10,053,063	9,397,147
GROSS PROFIT	7,313,702	5,562,788

OPERATING EXPENSES:
Selling and fulfillment	3,665,921	3,213,674
General and administrative	2,357,466	1,272,741
Total operating expenses	6,023,387	4,486,415

INCOME FROM OPERATIONS	1,290,315	1,076,373

OTHER INCOME (EXPENSE)
Interest income (expenses)	–	(25,830)
Other financing expenses	(59,000)	–
Other non-operating income (expense)	(812)	7,397
Total other (expenses), net	(59,812)	(18,433)

INCOME BEFORE INCOME TAXES	1,230,503	1,057,940

PROVISION FOR INCOME TAXES	342,975	295,944

NET INCOME	$887,528	$761,996

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	26,484,528	20,204,496
Diluted	26,495,420	20,204,496

EARNINGS PER SHARE
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2021 and 2020

	Common Stock *		Class B Common Stock *		Subscription	Additional	Retained
	Shares	Amount	Shares	Amount	Receivable	Paid in Capital	Earnings	Total
Balance, June 30, 2021	26,448,663	$26,449	–	$–	$–	$23,214,263	$1,745,073	$24,985,785
Net income	–	–	–	–	–	–	887,528	887,528
Restricted stock units vested	–	–	–	–	–	103,054	–	103,054
Balance, September 30, 2021, unaudited	26,448,663	$26,449	–	$–	$–	$23,317,317	$2,632,601	$25,976,367

Balance, June 30, 2020	20,204,496	$20,204	14,000,000	$14,000	$(14,000)	$389,490	$2,520,822	$2,930,516
Net income	–	–	–	–	–	–	761,996	761,996
Balance, September 30, 2020	20,204,496	$20,204	14,000,000	$14,000	$(14,000)	$389,490	$3,282,818	$3,692,512

*	On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. Except shares authorized, all references to number of shares, and to per share information in the consolidated and combined financial statements have been retroactively adjusted.

*	On October 20, 2020, the Company issued to its Founders 14,000,000 shares of the Company's Class B Common Stock. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively as outstanding for all reporting periods.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2021 and 2020

	For the Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$887,528	$761,996
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	4,056	1,736
Stock-based compensation expense	103,054	–
Non-cash operating lease expense	(4,246)	–
Change in operating assets and liabilities
Accounts receivable	(5,187,599)	(1,128,723)
Inventories	(1,528,337)	(1,985,870)
Prepayments and other current assets	(1,550,930)	(110,322)
Non-current prepayments	107,917	–
Other non-current assets	(228,998)	(96,930)
Accounts payable	2,245,483	2,111,317
Credit cards payable	202,865	50,155
Customer deposit	(49,023)	(4,262)
Other payables and accrued liabilities	202,723	(626,386)
Income taxes payable	(413,678)	295,341
Net cash (used in) operating activities	(5,209,185)	(731,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(50,423)	(49,585)
Net cash (used in) investing activities	(50,423)	(49,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	–	133,577
Payments to related parties	–	(90,000)
Proceeds from short-term loans	1,604,292	8,215,831
Payments on short-term loans	(1,767,061)	(7,734,599)
Payments on long-term loans	(9,748)	–
Net cash (used in) /provided by financing activities	(172,517)	524,809

CHANGES IN CASH	(5,432,125)	(256,724)

CASH AND CASH EQUIVALENT, beginning of year	6,651,705	977,635

CASH AND CASH EQUIVALENT, end of year	$1,219,580	$720,911

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$756,653	$–
Cash paid for interest	$–	$25,830

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$–	$2,346,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2021 and June 30, 2021 and for the Three Months Ended September 30, 2021 and 2020

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

On September 4, 2020, the Company entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM was then wholly owned by Chenlong Tan, the Chairman, CEO and President and one of the majority shareholders of the Company. Pursuant to the terms of the agreement, the Company was to provide technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. In addition, the Company agreed to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agreed that the Company has the right to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities. GPM was considered a VIE. On May 18, 2021, the Company acquired 100% equity ownership of GPM. As a result, GPM has become the Company’s wholly owned subsidiary.

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2021, which are included in Form 10-K filed on September 28, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, E Marketing Solution Inc. and Global Product Marketing Inc. All inter-company balances and transactions have been eliminated.

Prior period reclassification

Certain prior period expense accounts have been reclassified in conformity with current period presentation including reclassification of $0.57 million from general administrative expenses to selling and fulfillment expenses. The reclassification had no effect to the company’s unaudited condensed consolidated statements of operations, statements of cash flow or statements of changes in stockholders’ equity.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three months ended September 30, 2021 and 2020 were $633,416 and $329,049, respectively.

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

The Company will recognize forfeitures of such equity-based compensation as they occur.

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

The Company believes that our income tax filing positions and deductions will be sustained upon audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity for purposes of reducing form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard becomes effective for the Company on July 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company does not expect the adoption of this standard have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. Adoption of this standard did not have a material impact on the consolidated financial statements.

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

Note 3 - Accounts receivable

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	September 30, 2021	June 30, 2021
Accounts receivable	$13,083,946	$7,896,347
Less: allowance for credit losses	–	–
Total accounts receivable	$13,083,946	$7,896,347

There was no credit loss for the three months ended September 30, 2021 and the year ended June 30, 2021, respectively.

Note 4 – Inventories, net

As of September 30, 2021 and June 30, 2021, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $14,594,078 and $13,065,741, respectively.

As of September 30, 2021 and June 30, 2021, allowance for obsolescence was $95,574 and $95,574, respectively.

Note 5 – Prepayments and other current assets

As of September 30, 2021 and June 30, 2021, prepayments and other current assets consisted of the following:

	September 30, 2021	June 30, 2021
Advance to suppliers	$5,074,079	$3,969,625
Prepaid expenses and other receivables	1,169,850	723,375

Total	$6,243,929	$4,693,000

Other receivables consisted of delivery fees of $164,858 and $178,581 and receivables from two unrelated parties for their use of the Company’s courier accounts at September 30, 2021 and June 30, 2021.

Note 6 – Non-current prepayments

Non-current prepayments included $1.16 million for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $90,675 down payment on a four-year car lease. As of September 30, 2021 and June 30, 2021, total non-current prepayments were $1,249,375 and $1,357,292, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded amortization expenses of $107,917 and $0, respectively.

Note 7 – Loans payable

Short-term loans

Revolving credit facility

On May 3, 2019, the Company entered into an agreement with WFC Fund LLC (“WFC") for a revolving loan of up to $2,000,000. The revolving loan bore interest equal to the prime rate plus 4.25% per annum on the outstanding amount. On May 26, 2020, the Loan and Security Agreement was amended and restated as a Receivable Purchase Agreement (the “Original RPA”). On November 16, 2020, the Original RPA was further amended and restated (the “Restated RPA”) to increase the credit limit of the revolving credit facility from $2,000,000 to $3,000,000. The Restated RPA bears a discount rate of 3.055555%, subject to a rebate of 0.0277% per day. This revolving credit facility is secured by all of the Company’s assets and guaranteed by Chenlong Tan, the CEO and one of the Company’s major shareholders and founders. Pursuant to the agreement, all purchases of accounts receivable are without recourse to the Company, and WFC assumes the risk of nonpayment of the accounts receivable due to a customer’s financial inability to pay the accounts receivable or the customer’s insolvency but not the risk of non-payment of the accounts receivable for any other reason. The Company is obligated to collect the accounts receivables and to repurchase or pay back the amount drawn down if the accounts receivable are not collected.

During the three months ended September 30, 2021, the Company terminated the Restated RPA and paid off the balance due to WFC.

As of September 30, 2021 and June 30, 2021, the outstanding balance due under the RPA was $0 and $162,769, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. As of September 30, 2021 and June 30, 2021, the outstanding balance of the SBA Note was $478,067 and $487,815, which included a current portion of $29,244 and a non-current portion of $448,823 and $458,571, respectively.

Note 8 – Related party transactions

On December 1, 2018, the Company acquired certain assets and assumed liabilities from BizRight, LLC, an entity owned and managed by the founders and officers of the Company and the purchase price was recorded as payable due to related parties. During the three months ended September 30, 2020, the Company recorded proceeds of $133,577 and payments of $90,000, respectively. The Company had paid off the amount due to related party during the quarter ended June 30, 2021. The amount due to related parties was $0 as of September 30, 2021 and June 30, 2021.

Note 9 – Income taxes

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

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the three months ended September 30, 2021 and 2020 and the impact was not material to the overall financial statements.

The income tax provision for the three months ended September 30, 2021 and 2020 consisted of the following:

	September 30, 2021	September 30, 2020
Current:
Federal	$234,629	$202,003
State	108,346	93,941
Total current income tax provision	342,975	295,944
Deferred:
Federal	–	–
State	–	–
Total deferred taxes	–	–

Total provision for income taxes	$342,975	$295,944

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	September 30, 2021		September 30, 2020
Statutory tax rate
Federal	21.00%		21.00%
State of California	8.84%		8.84%
State of Nevada	0.00%		0.00%
Net effect of state income tax deduction and other permanent differences	(1.97%	)	(1.87%	)
Effective tax rate	27.87%		27.97%

As of September 30, 2021 and June 30, 2021, the income taxes payable was $377,145 and $790,823, respectively.

Note 10 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the three months ended September 30,
	2021	2020
Numerator:
Net income	$887,528	$761,996
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*

Basic	26,484,528	20,204,496
Diluted	26,495,420	20,204,496
Earnings per share - Basic	$0.03	$0.04
Diluted	$0.03	$0.04

*	On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. The computation of basic and diluted EPS was retroactively adjusted for all periods presented.

The computation of basic and diluted EPS did not include the Class B Common Stock as the holders of Class B Common Stock have no dividend or liquidation right until such time as their shares of Class B Common Stock have been converted into Class A Common Stock.

*	The computation of diluted EPS included the underlying 10,892 shares of warrants calculated using treasury method for the three months ended September 30, 2021.

*	For the three months ended September 30, 2021, the 40,019 vested shares of restricted stock units under the Amended and Restated 2020 Equity Incentive Plan (as discussed in Note 10) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share as of grant date when the shares are fully vested.

Note 11 – Equity

Common Stock

The Company was incorporated in Nevada on April 11, 2018. As of September 30, 2021, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

As of September 30, 2021 and June 30, 2021, there were 26,448,663 and 26,448,663 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of September 30, 2021 and June 30, 2021, there were no shares of Preferred Stock was issued and outstanding.

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

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. During the three months ended September 30, 2021, the Company granted an additional 11,745 shares of RSUs to three employees. These RSUs were valued at market price at grant date. As of September 30, 2021, the Company had granted a total of 58,291 RSUs, of which 40,019 were fully vested and 18,272 remained subject to certain vesting conditions. For the three months ended September 30, 2021, the Company recorded $103,054 of stock-based compensation expense. There was no forfeiture occurred during the three months ended September 30, 2021. As of September 30, 2021, the unvested number of RSUs was 18,272 and the unamortized expense was $91,360.

Note 12 – Warrants

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

As of May 14, 2021, the fair value of the warrant liabilities was $1,361,347, which includes $4,610 preferred stock warrants, $1,324,668 warrants issued to the Convertible Note investors and $32,069 warrants issued to the placement agent. The increase in fair value immediately before the IPO was $617,593, which was reported in other non-operating expenses for the year ended June 30, 2021.

Upon closing the IPO on May 14, 2021, the Placement Agent exercised its warrants in full to purchase a total of 24,451 shares of the Company’s Common Stock and, as such, there were no Placement Agent Warrants outstanding as of June 30, 2021. At the same time, the outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through September 30, 2021, none of the private placement investors had exercised any of their warrants. As such, as of September 30, 2021 and June 30, 2021, the number of shares issuable under the outstanding warrants was 685,715, with an exercise price of $5.0 per share.

Note 13 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2021 and June 30, 2021, $1,219,580 and $6,651,705, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.74 million and $5.4 million, respectively, in excess of the FDIC insurance limit, as of September 30, 2021 and June 30, 2021.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the three months ended September 30, 2021 and 2020, Amazon Vendor and Amazon Seller customers accounted for 89% and 75% of the Company's total revenues, respectively. As of September 30, 2021 and June 30, 2021, accounts receivable from Amazon Vendor and Amazon Seller accounted for 98% and 98% of the Company’s total accounts receivable.

For the three months ended September 30, 2021 and 2020, two suppliers accounted for 47% (36% and 11%) and 36% (28% and 8%) of the Company's total purchases, respectively. As of September 30, 2021, accounts payable to one supplier accounted for 21% of the Company’s total accounts payable. As of June 30, 2021, accounts payable to two suppliers accounted for 11% and 10% of the Company’s total accounts payable.

Note 14 - Commitments and contingencies

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

Total commitment for the full term of these leases is $2,346,200. $1,648,133 and $1,819,421 of operating lease right-of-use assets and $1,725,962 and $1,901,496 of operating lease liabilities were reflected on the September 30, 2021 and June 30, 2021 financial statements, respectively.

Three Months Ended September 30, 2021 and 2020:

Lease cost	9/30/2021	9/30/2020
Operating lease cost (included in selling and fulfillment expenses in the Company's statement of operations)	$205,517	$156,536
Other information
Cash paid for amounts included in the measurement of lease liabilities	$209,763	$162,607
Remaining term in years	2.25	3.2
Average discount rate - operating leases	8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	9/30/2021	6/30/2021
Right of use asset - non-current	$1,648,133	$1,819,421
Lease Liability - current	749,132	731,944
Lease Liability - non-current	976,830	1,169,552
Total operating lease liabilities	$1,725,962	$1,901,496

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For years ending June 30:
2022	638,081
2023	859,881
2024	371,640
Less: Imputed interest/present value discount	(143,640)
Present value of lease liabilities	$1,725,962

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

Under the terms of the Lease Agreement, the Company paid an initial security deposit of $228,498.10, which was included in other non-current assets, and, upon the Rent Commencement Date (which shall be the date on which the Premises is delivered to the Company following completion of certain improvements to be made by the Landlord, with such delivery to be on or before January 15, 2022), the Company’s initial monthly base rent (the “Base Rent”) will be approximately $114,249.05 and will increase on each anniversary of the Rent Commencement Date as follows:

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

Contingencies

Except as disclosed below, the Company is not currently a party to any material legal proceedings, investigation or claims. However, the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business. While the Company is not presently subject to any material legal proceedings, other than the proceeding detailed below, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). The FINRA arbitration has been scheduled for June 20, 2022. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan.

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

Note 15 - Subsequent events

On November 12, 2021, the Company and its subsidiaries entered to a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, for an asset-based revolving loan (“ABL”) of up to $25 million with key terms listed as follows:

•	Borrowing base equal to the sum of

➢	Up to 90% of eligible credit card receivables
➢	Up to 85% of eligible trade accounts receivable
➢	Up to the lesser of (i) 65% of cost of eligible inventory or (ii) 85% of net orderly liquidation value of eligible inventory

•	Interest rates of between LIBOR plus 2% and LIBOR plus 2.25% depending on utilization

•	Undrawn fee of between 0.25% and 0.375% depending on utilization

•	Maturity Date of November 12, 2024

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25 million. Upon closing of the ABL, the Company paid its financial advisor 2% of $25.0 million or $500,000 in financing fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. This Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and consist of more than 4,000 SKUs of products such as grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the quarter ended September 30, 2021, our top five product segments consisted of ventilation systems (41% of sales), nutrients (12% of total sales), shelf (7.7% of sales), trimmer (3.5% of sales) and gardening equipment (3.5% of sales). While we will continue focusing on our top products, we are working to expand its product line to include nutrients.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2021 and 2020

The following table presents certain unaudited condensed consolidated and combined statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Variance
Revenues	$17,366,765	$14,959,935	16.09%
Cost of goods sold	10,053,063	9,397,147	6.98%
Gross profit	7,313,702	5,562,788	31.48%
Selling, fulfillment, general and administrative expenses	6,023,387	4,486,415	34.26%
Operating income	1,290,315	1,076,373	19.88%
Other (expenses)	(59,812)	(18,433)	224.48%
Income before income taxes	1,230,503	1,057,940	16.31%
Income tax expenses	342,975	295,944	15.89%
Net income	$887,528	$761,996	16.47%

Gross profit % of revenues	42.11%	37.18%
Net income % of revenues	5.11%	5.09%

Revenues

Revenues for the three months ended September 30, 2021 increased 16.09% to $17,366,765 as compared to $14,959,935 for the three months ended September 30, 2020. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic. However, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions and shipping delays caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the three months ended September 30, 2021 increased 6.98% to $10,053,063 as compared to $9,397,147 for the three months ended September 30, 2020. The increase was due to an increase in sales as discussed above. In addition, we experienced a decrease of cost of goods sold as a percentage of revenue as a result of selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $7,313,702 for the three months ended September 30, 2021 as compared to $5,562,788 for the three months ended September 30, 2020. The gross profit ratio also increased to 42.11% for the three months ended September 30, 2021 from 37.18% for the three months ended September 30, 2020. The increase was due to a combination of an increase in sales as discussed above and a decrease of cost of goods sold resulting from selling more products under in-house brands as opposed to third party brands. The gross margin for in-house branded products is, on average, 20% higher than our gross margin for third party brands.

Selling, Fulfillment, General and Administrative Expenses

Selling, fulfillment, general and administrative expenses for the three months ended September 30, 2021 increased 34.26% to $6,023,387 as compared to $4,486,415 for the three months ended September 30, 2020. The increase was mainly due to an increase in selling and fulfillment expenses of $0.45 million and general and administrative expenses of $1.08 million, which included payroll expenses, stock-based compensation expense, insurance expenses, and other operating expenses including expenses associated with being a publicly traded company.

Other (Expenses)

Other (expenses) consists of interest expense, financing fees and other non-operating income (expenses). Other expenses for the three months ended September 30, 2021 was $(59,812) as compared to $(18,433) for the three months ended September 30, 2020. The increase in other expenses was mainly due to an increase in financing fees of $59,000 during the period ended September 30, 2021.

Net Income

Net income for the three months ended September 30, 2021 was $887,528 as compared to net income of $761,996 for the three months ended September 30, 2020, representing an increase of $125,532. While the gross profit as percentage of revenues increased to 42.11% in the three months ended September 30, 2021 as compared to 37.18% for the same period in 2020, the smaller increase in net income for the three months ended September 30, 2021 was primarily due to the increase in operating and non-operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the three months ended September 30, 2021 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through completion of two private placements in 2020 and 2021, completion of our initial public offering in May of 2021, and borrowing under our credit facility and loans from the Small Business Administration. We had cash and cash equivalents of $1,219,580 as of September 30, 2021, representing a $5.4 million decrease from $6,651,705 of cash as of June 30, 2021. The cash decrease was primarily the result of the decrease in net cash provided by operating activities, including increased investment in inventory to support our increasing sales, payment of income taxes, and the increase in accounts receivable from Amazon resulting from increased sales.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations the next twelve months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next twelve months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Given our current working capital position, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

As of the date of this report, we had cash and cash equivalents of approximately $1.0 million and had just closed an asset-based revolving loan of up to $25 million with JPMorgan Chase Bank, N.A.

Working Capital

As of September 30, 2021 and June 30, 2021, our working capital was $24,073,843 and $23,281,891, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Net cash (used in) operating activities for the three months ended September 30, 2021 and September 30, 2020 was ($5,209,185) and ($731,948), respectively. The increase in use of cash in operating activities was resulted from an increased purchase of products in order to maintain the higher inventory levels required to meet our increasing sales volumes, payment of income taxes, and the increase in accounts receivable resulted from increased sales.

Investing Activities

For the three months ended September 30, 2021 and September 30, 2020, net cash used in investing activities was the result of additions to property and equipment of ($50,423) and ($49,585), respectively, which were mainly related to the purchase of warehouse fixtures and office equipment.

Financing Activities

Net cash (used in) / provided by financing activities was ($172,517) and $524,809, respectively, for the three months ended September 30, 2021 and September 30, 2020. The main reason for the increase in net cash used was primarily a result of payment on short-term loan from our revolving facility with WFC.

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

Following completion of the IPO, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions. The fair value of the RSUs was determined based on $5.0 per share, the initial public offering price of the Company’s common stock on the grant date. During the quarter ended September 30, 2021, the Company granted total of 11,745 shares of RSUs to three employees. As of September 30, 2021, the Company had granted total of 58,291 RSUs, of which 40,019 were fully vested and 18,272 remained subject to certain vesting conditions. For the quarter ended September 30, 2021, the Company recorded $103,054 of stock-based compensation expense.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. Adoption of this standard did not have a material impact on the consolidated financial statements.

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

As of September 30, 2021, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements, (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our former placement agent, Boustead Securities LLC, brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering (“IPO”). To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co., who acted as underwriter in our May 2020 IPO. On August 30, 2021, we had a preliminary hearing before FINRA Dispute Resolution Services and the matter has been scheduled to be heard in front of a three-judge panel of FINRA arbitrators on June 20, 2022. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. We have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our IPO against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – Prior to our initial public offering we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation in the event we are not able to come to agreement on the amounts Boustead deems itself to be owed under such agreement” and “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K filed with the SEC on September 28, 2021.

We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

None.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

10.1	Form of Credit Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A.
10.2	Form of Trademark Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A.
10.3	Form of Pledge and Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release, dated November 15, 2021 (furnished herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

November 15, 2021	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

November 15, 2021	By:	/s/ Kevin Vassily
Kevin Vassily
Chief Financial Officer

