Form 10-Q
period 2021-12-31
iPower Inc.
filed 2022-02-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock on February 14, 2022 was 26,488,682.

iPower Inc.

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2021 and June 30, 2021

	December 31	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$1,091,758	$6,651,705
Accounts receivable, net	15,553,516	7,896,347
Inventories, net	19,908,500	13,065,741
Prepayments and other current assets	6,804,371	4,693,000
Total current assets	43,358,145	32,306,793

Non-current assets
Right of use assets – non-current	1,473,397	1,819,421
Property and equipment, net	103,189	55,659
Non-current prepayments	1,141,458	1,357,292
Other non-current assets	329,244	99,645
Total non-current assets	3,047,288	3,332,017

Total assets	$46,405,433	$35,638,810

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	4,545,928	3,940,963
Credit cards payable	550,310	584,311
Customer deposit	228,161	297,407
Other payables and accrued liabilities	4,899,502	2,487,441
Short-term loans payable	–	162,769
Lease liability - current	766,759	731,944
Long-term loan payable - current portion	29,244	29,244
Income taxes payable	374,513	790,823
Total current liabilities	11,394,417	9,024,902

Non-current liabilities
Long-term loan payable	441,512	458,571
Long-term revolving loan payable, net	6,963,551	–
Lease liability – non-current	777,290	1,169,552
Total non-current liabilities	8,182,353	1,628,123

Total liabilities	19,576,770	10,653,025

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, and June 30, 2021	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 26,488,682 and 26,448,663 shares issued and outstanding at December 31, and June 30, 2021	26,489	26,449
Additional paid in capital	23,371,712	23,214,263
Retained earnings	3,430,462	1,745,073

Total equity	26,828,663	24,985,785

Total liabilities and equity	$46,405,433	$35,638,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2021 and 2020

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$17,125,663	$11,254,317	$34,492,428	$26,214,252

TOTAL REVENUES	17,125,663	11,254,317	34,492,428	26,214,252

COST OF REVENUES	9,568,051	6,306,726	19,621,114	15,703,873

GROSS PROFIT	7,557,612	4,947,591	14,871,314	10,510,379

OPERATING EXPENSES:
Selling and fulfillment	3,641,839	2,784,749	7,307,760	5,998,423
General and administrative	2,780,488	1,309,736	5,137,954	2,582,477
Total operating expenses	6,422,327	4,094,485	12,445,714	8,580,900

INCOME FROM OPERATIONS	1,135,285	853,106	2,425,600	1,929,479

OTHER INCOME (EXPENSE)
Interest income (expenses)	(75,112)	(23,708)	(75,112)	(49,538)
Other financing expenses	–	(37,447)	(9,000)	(37,447)
Other non-operating income (expense)	60,403	10,455	9,591	17,852
Total other (expenses), net	(14,709)	(50,700)	(74,521)	(69,133)

INCOME BEFORE INCOME TAXES	1,120,576	802,406	2,351,079	1,860,346

PROVISION FOR INCOME TAXES	322,715	226,930	665,690	522,874

NET INCOME	$797,861	$575,476	$1,685,389	$1,337,472

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	26,491,103	20,204,496	26,487,816	20,204,496

Diluted	26,491,103	20,204,496	26,487,816	20,204,496

EARNINGS PER SHARE
Basic	$0.030	$0.028	$0.064	$0.066

Diluted	$0.030	$0.028	$0.064	$0.066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31, 2021 and 2020

	Common Stock *		Class B Common Stock *		Subscription	Additional Paid in	Retained
	Shares	Amount	Shares	Amount	Receivable	Capital	Earnings	Total
Balance, June 30, 2021	26,448,663	$26,449	–	$–	$–	$23,214,263	$1,745,073	$24,985,785
Net income	–	–	–	–	–	–	887,528	887,528
Restricted stock units vested	–	–	–	–	–	103,054	–	103,054
Balance, September 30, 2021, unaudited	26,448,663	26,449	–	–	–	23,317,317	2,632,601	25,976,367
Net income	–	–	–	–	–	–	797,861	797,861
Restricted shares issued for vested RSUs	40,019	40	–	–	–	(40)	–	–
Restricted stock units vested	–	–	–	–	–	54,435	–	54,435
Balance, December 31, 2021, unaudited	26,488,682	$26,489	–	$–	$–	$23,371,712	$3,430,462	$26,828,663

Balance, June 30, 2020	20,204,496	$20,204	14,000,000	$14,000	$(14,000)	$389,490	$2,520,822	$2,930,516
Net income	–	–	–	–	–	–	761,996	761,996

Balance, September 30, 2020, unaudited	20,204,496	20,204	14,000,000	14,000	(14,000)	389,490	3,282,818	3,692,512
Net income	–	–	–	–	–	–	575,476	575,476
Cash for Class B common stock	–	–	–	–	14,000	–	–	14,000
Balance, December 31, 2020, unaudited	20,204,496	$20,204	14,000,000	$14,000	$–	$389,490	$3,858,294	$4,281,988

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

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2021 and 2020

	For the Six Months Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,685,389	$1,337,472
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	8,894	4,869
Inventory reserve	55,958	–
Credit loss reserve	70,000	–
Stock-based compensation expense	157,489	–
Amortization of debt issuance costs	44,203	–
Non-cash operating lease expense	(11,425)	27,567
Preferred stock warrant expense	–	8,047
Change in operating assets and liabilities
Accounts receivable	(7,727,169)	(416,040)
Inventories	(6,898,717)	(3,003,928)
Prepayments and other current assets	(2,111,371)	(1,522,806)
Non-current prepayments	215,834	–
Other non-current assets	(229,599)	(96,930)
Accounts payable	604,965	1,463,175
Credit cards payable	(34,001)	(48,702)
Customer deposit	(69,246)	(66,658)
Other payables and accrued liabilities	2,412,063	325,024
Income taxes payable	(416,310)	521,843
Net cash used in operating activities	(12,243,043)	(1,467,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(56,424)	(55,751)
Net cash used in investing activities	(56,424)	(55,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	–	157,624
Payments to related parties	–	(120,498)
Proceeds from short-term loans	1,604,292	15,100,625
Payments of financing fees	(796,035)	–
Payments on short-term loans	(1,767,061)	(14,407,495)
Payments on long-term loans	(17,059)	–
Proceeds from long-term loan	7,715,383	–
Shares issued	–	359,000
Net cash provided by financing activities	6,739,520	1,089,256

CHANGES IN CASH	(5,559,947)	(433,562)

CASH AND CASH EQUIVALENT, beginning of year	6,651,705	977,635

CASH AND CASH EQUIVALENT, end of year	$1,091,758	$544,073

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,082,000	$–
Cash paid for interest	$–	$49,538

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$–	$2,346,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2021 and June 30, 2021 and for the Three and Six Months Ended December 31, 2021 and 2020

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of advanced indoor and greenhouse lighting, ventilation systems, nutrients, growing media, grow tents, trimming machines, pumps and accessories mainly in the North America.

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

Reclassifications

Certain prior period expense accounts have been reclassified in conformity with current period presentation including reclassification of $1.10 million from general administrative expenses to selling and fulfillment expenses for the six months ended December 31, 2020. The reclassification had no effect to the company’s unaudited condensed consolidated statements of operations, statements of cash flow or statements of changes in stockholders’ equity.

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

Accounts receivable, net

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

Revenue recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606 since its inception on April 11, 2018 and recognizes revenue from product sales in the United States, Canada, Europe, and other regions, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized when it is shipped to the customer. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and six months were as following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Advertising and promotion	$578,565	$391,907	$1,211,981	$720,956

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related inbound freight and delivery fees.

Inventory, net

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the six months ended December 31, 2021, sales through Amazon to Canada had increased to approximately 14% of the Company’s total sales. The Company’s long-lived assets are all located in California, United States, and majority of the Company’s revenues are derived from within the United States. Therefore, no geographical segments are presented.

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

Note 3 - Accounts receivable, net

Accounts receivable, net for the Company consisted of the following as of the dates indicated below:

	December 31, 2021	June 30, 2021
Accounts receivable	$15,623,516	$7,896,347
Less: allowance for credit losses	(70,000)	–
Total accounts receivable, net	$15,553,516	$7,896,347

There was $70,000 allowance for credit loss for the three and six months ended December 31, 2021 and $0 recorded for the year ended June 30, 2021, respectively.

Note 4 – Inventories, net

As of December 31, 2021 and June 30, 2021, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $19,908,500 and $13,065,741, respectively.

As of December 31, 2021 and June 30, 2021, allowance for obsolescence was $151,532 and $95,574, respectively. There was $55,958 allowance for credit loss for the three and six months ended December 31, 2021.

Note 5 – Prepayments and other current assets

As of December 31, 2021 and June 30, 2021, prepayments and other current assets consisted of the following:

	December 31, 2021	June 30, 2021
Advance to suppliers	$5,697,217	$3,969,625
Prepaid expenses and other receivables	1,107,154	723,375

Total	$6,804,371	$4,693,000

Other receivables consisted of delivery fees of $197,416 and $178,581 and receivables from two unrelated parties for their use of the Company’s courier accounts at December 31, 2021 and June 30, 2021.

Note 6 – Non-current prepayments

Non-current prepayments included $1.06 million for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $84,425 down payment on a four-year car lease. As of December 31, 2021 and June 30, 2021, total non-current prepayments were $1,141,458 and $1,357,292, respectively. For the three and six months ended December 31, 2021, the Company recorded amortization expenses of $107,917 and $215,834, respectively. For the three and six months ended December 31, 2020, the Company recorded amortization expenses of $0.

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

As of December 31, 2021 and June 30, 2021, the outstanding balance due under the RPA was $0 and $162,769, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. As of December 31, 2021 and June 30, 2021, the outstanding balance of the SBA Note was $470,756 and $487,815, which included a current portion of $29,244 and a non-current portion of $441,512 and $458,571, respectively.

Asset-based revolving loan

On November 12, 2021, the Company entered to a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, for an asset-based revolving loan (“ABL”) of up to $25 million with key terms listed as follows:

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and to be amortized over three years, the term of the ABL. For the three and six months ended December 31, 2021, the Company recorded $44,203 of amortization of debt discount and $30,909 of interest expense. As of December 31, 2021, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $6,963,551 and the interest payable was $30,909, which is paid monthly.

Note 8 – Related party transactions

On December 1, 2018, the Company acquired certain assets and assumed liabilities from BizRight, LLC, an entity owned and managed by the founders and officers of the Company and the purchase price was recorded as payable due to related parties. During the six months ended December 31, 2020, the Company recorded proceeds of $157,624 and payments of $120,498, respectively. The Company had paid off the amount due to related party during the quarter ended June 30, 2021. The amount due to related parties was $0 as of December 31, 2021 and June 30, 2021.

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

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the six months ended December 31, 2021 and 2020 and the impact was not material to the overall financial statements.

The income tax provision for the three and six months ended December 31, 2021 and 2020 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Current:
Federal	$222,339	$155,348	$456,968	$357,351
States	100,376	71,582	208,722	165,523
Total current income tax provision	322,715	226,930	665,690	522,874
Deferred:
Federal	–	–	–	–
States	–	–	–	–
Total deferred taxes	–	–	–	–

Total provision for income taxes	$322,715	$226,930	$665,690	$522,874

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Statutory tax rate
Federal	21.00%	21.00%	21.00%	21.00%
State	8.84%	8.84%	8.84%	8.84%
Net effect of state income tax deduction and other permanent differences	(1.04%)	(1.56%)	(1.53%)	(1.74%)

Effective tax rate	28.80%	28.28%	28.31%	28.10%

As of December 31, 2021 and June 30, 2021, the income taxes payable was $374,513 and $790,823, respectively.

Note 10 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net Income	$797,861	$575,476	$1,685,389	$1,337,472

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*
Basic	26,491,103	20,204,496	26,487,816	20,204,496
Diluted	26,491,103	20,204,496	26,487,816	20,204,496

Earnings per share:
Basic	$0.030	$0.028	$0.064	$0.066
Diluted	$0.030	$0.028	$0.064	$0.066

*	On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. The computation of basic and diluted EPS was retroactively adjusted for all periods presented.

*	The computation of basic and diluted EPS did not include the Class B Common Stock as the holders of Class B Common Stock have no dividend or liquidation right until such time as their shares of Class B Common Stock have been converted into Class A Common Stock.

*	The computation of diluted EPS did not include the underlying shares of warrants calculated using treasury method for the three and six months ended December 31, 2021 as the exercise price was greater than the market price of the shares.

*	For the three and six months ended December 31, 2021, the 51,232 vested shares of restricted stock units under the Amended and Restated 2020 Equity Incentive Plan (as discussed in Note 11) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share as of grant date when the shares are fully vested. Impact of nonvested RSU is immaterial to the EPS.

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

During the quarter ended December 31, 2021, the Company issued to 40,019 shares of common stock for vested RSUs.

As of December 31, 2021 and June 30, 2021, there were 26,488,682 and 26,448,663 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2021 and June 30, 2021, there were no shares of Preferred Stock was issued and outstanding.

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

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. During the three months ended September 30, 2021, the Company granted an additional 11,745 shares of RSUs to three employees. These RSUs were valued at market price at grant date. On December 23, 2021, The Company granted $30,000, 13,216 RSUs at market price of $2.27 per share. As of December 31, 2021, the Company had granted a total of 71,507 RSUs, of which 50,905 were fully vested, 4,000 was forfeited and 16,602 remained subject to certain vesting conditions. For the three and six months ended December 31, 2021, the Company recorded $54,435 and $157,489 of stock-based compensation expense. There was 4,000 RSUs forfeited during the three months ended December 31, 2021 as a result of resignation of a director and an employee. As of December 31, 2021, the unvested number of RSUs was 16,602 and the unamortized expense was $46,935.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSU's granted, but not vested, at June 30, 2021	24,409
RSUs granted	24,961	$102,370
RSUs forfeited	(4,000)
RSUs vested	(28,768)
RSUs granted, but not vested, at December 31, 2021	16,602

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of December 31, 2021, of the 28,768 vested RSUs, 17,882 shares of common stock were issued and 10,886 shares were to be issued in the next quarter.

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

Upon closing the IPO on May 14, 2021, the Placement Agent exercised its warrants in full to purchase a total of 24,451 shares of the Company’s Common Stock and, as such, there were no Placement Agent Warrants outstanding as of June 30, 2021. At the same time, the outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through December 31, 2021, none of the private placement investors had exercised any of their warrants. As such, as of December 31, 2021 and June 30, 2021, the number of shares issuable under the outstanding warrants was 685,715, with an exercise price of $5.0 per share.

Note 13 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2021 and June 30, 2021, $1,091,758 and $6,651,705, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.48 million and $5.4 million, respectively, in excess of the FDIC insurance limit, as of December 31, 2021 and June 30, 2021.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the six months ended December 31, 2021 and 2020, Amazon Vendor and Amazon Seller customers accounted for 89% and 77% of the Company's total revenues, respectively. As of December 31, 2021 and June 30, 2021, accounts receivable from Amazon Vendor and Amazon Seller accounted for 98% and 98% of the Company’s total accounts receivable.

For the six months ended December 31, 2021 and 2020, two suppliers accounted for 29% (22% and 7%) and 33% (22% and 11%) of the Company's total purchases, respectively. As of December 31, 2021, accounts payable to one supplier accounted for 17% of the Company’s total accounts payable. As of June 30, 2021, accounts payable to two suppliers accounted for 11% and 10% of the Company’s total accounts payable.

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

Total commitment for the full term of these leases is $2,346,200. $1,473,397 and $1,819,421 of operating lease right-of-use assets and $1,544,049 and $1,901,496 of operating lease liabilities were reflected on the December 31, 2021 and June 30, 2021 financial statements, respectively.

Three Months Ended December 31, 2021 and 2020:

Lease cost	12/31/2021	12/31/2020
Operating lease cost (included in selling and fulfillment expenses in the Company's statement of operations)	$205,517	$213,423
Other information
Cash paid for amounts included in the measurement of lease liabilities	$212,694	$179,785
Remaining term in years	1.75	2.75
Average discount rate - operating leases	8%	8%

Six Months Ended December 31, 2021 and 2020:

Lease cost	12/31/2021	12/31/2020
Operating lease cost (included in selling and fulfillment expenses in the Company's statement of operations)	$411,034	$369,959
Other information
Cash paid for amounts included in the measurement of lease liabilities	$422,457	$342,392
Remaining term in years	1.75	2.75
Average discount rate - operating leases	8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	12/31/2021	6/30/2021
Right of use asset - non-current	$1,473,397	$1,819,421

Lease Liability - current	766,759	731,944
Lease Liability - non-current	777,290	1,169,552
Total operating lease liabilities	$1,544,049	$1,901,496

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For years ending June 30:
2022	$425,388
2023	859,881
2024	371,640
Less: Imputed interest/present value discount	(112,860)
Present value of lease liabilities	$1,544,049

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

Under the terms of the Lease Agreement, the Company paid an initial security deposit of $228,498.10, which was included in other non-current assets, and, upon the Rent Commencement Date (which shall be the date on which the Premises is delivered to the Company following completion of certain improvements to be made by the Landlord, with such delivery to be on or before February 28, 2022), the Company’s initial monthly base rent (the “Base Rent”) will be approximately $114,249.05 and will increase on each anniversary of the Rent Commencement Date as follows:

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

During the six months ended December 31, 2021, the Company had not paid any rental fees as the Premises has not been delivered.

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

Note 15 - Subsequent events

On January 14, 2022, the board of directors (the “Board”) of iPower, Inc., a Nevada corporation (the “Company”), approved the Company’s entry into a joint venture agreement, dated January 13, 2022 (the “Box Harmony Joint Venture Agreement”), with Titanium Plus Autoparts, Inc., a California corporation (“TPA”), Tony Chiu (“Chiu”) and Bin Xiao (“Xiao”). Pursuant to the terms of the Box Harmony Joint Venture Agreement, the parties formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistic services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States with such logistic services to include, without limitation, receiving, storing and transporting such products.

Following entry into the Box Harmony Joint Venture Agreement, Box Harmony issued a total of 6,000 certificated units of membership interest, designated as Class A voting units (“Equity Units”), as follows: (i) the Company agreed to contribute $50,000 in cash and agreed to provide Box Harmony with the use and access to certain warehouse facilities leased by the Company (see below) in exchange for 2,400 Equity Units in Box Harmony, and (ii) TPA received 1,200 Equity Units in exchange for (a) $1,200 and contributing the TPA IP License referred to below, (b) its existing and future customer contracts, and (c) granting Box Harmony the use of shipping accounts (Fedex and UPS) and all other TPA carrier contracts, and (iii) Bin received 2,400 Equity Units in exchange for $2,400 and his agreement to manage the day to day operations of Box Harmony.

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company.

Pursuant to the Box Harmony Joint Venture Agreement, on January 13, 2022, the Company and Box Harmony entered into a facility and use access sublease agreement (the “Facility and Use Access Agreement”), pursuant to which the Company will sublease to Box Harmony a portion of its leased warehouses located in California. Under such Facility and Use Access Agreement, Box Harmony would pay the Company a pro-rata portion of all rent and other charges based on the amount of square feet of rentable space sublet to and used by Box Harmony. Further pursuant to the terms of the Box Harmony Joint Venture Agreement, on January 13, 2022, Box Harmony, TPA and Xiao entered into a consulting agreement (“Consulting Agreement”), pursuant to which Xiao and TPA will provide management consulting services to assist Box Harmony in conducting its business. Additionally, on January 13, 2022, TPA, Xiao and Chiu entered into a license agreement (“License Agreement”) pursuant to which TPA licensed certain intellectual property rights to Box Harmony.

As of the date of this filing, there was no activities conducted by Box Harmony yet.

On February 4, 2022, the board of directors (the “Board”) of the Company approved the Company’s entry into a joint venture agreement with Bro Angel, LLC, Jie Shan and Bing Luo (the “GSM Joint Venture Agreement”). Pursuant to the terms of the GSM Joint Venture Agreement, dated February 10, 2022, the parties formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, contents and services to assist businesses, including the Company and other businesses, in the marketing of their products.

Following entry into the GSM Joint Venture Agreement, GSM issued 10,000 certificated units of membership interest (the “GSM Equity Units”), of which the Company was issued 6,000 GSM Equity Units and Bro Angel was issued 4,000 GSM Equity Units. Messrs. Shin and Luo are the owners of 100% of the equity of Bro Angel.

Under the terms of the GSM limited liability operating agreement (the “GSM LLC Agreement”), the Company contributed $100,000 to the capital of GSM and Bro Angel granted GSM an exclusive worldwide paid up right and license to use all intellectual property of Bro Angel and its members for the purpose of furthering the proposed business of GSM. The LLC Agreement prohibits the issuance of additional GSM Equity Units and certain other actions unless approved in advance by the Company.

Pursuant to the GSM Joint Venture Agreement, the Company and GSM also intend to enter into an occupancy management agreement pursuant to which the Company shall agree to grant to GSM the right to have access to and use up to approximately 4,000 square feet of office space along with internet access at the Company’s facility located at 2399 Bateman Avenue, Irwindale, CA 91010. It is contemplated that only approximately 300-400 square feet will be initially used by GSM.

As of the date of this filing, there was no activities conducted by GSM yet.

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

Overview

iPower Inc. is an online hydroponic, home and garden equipment supplier based in the United States. Through the operations of our e-commerce platform, www.Zenhydro.com, and our combined 72,000 square foot fulfillment centers in Los Angeles, California, we believe we are one of the leading marketers, distributors and retailers of grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps, shelving and accessories for hydroponic gardening, based on management’s estimates. We have a diverse customer base that includes commercial users and individuals. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth, both in terms of expanding customer base as well as brand and product development.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and consist of more than 4,000 SKUs of products such as grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the quarter ended December 31, 2021, our top five product segments accounted for 64.4% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories.

Trends and Expectations

Product and Brand Development

We plan to increase investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement our product catalog and improve on existing products and supply chain efficiencies.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2021 and 2020

The following table presents certain unaudited condensed consolidated and combined statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Variance
Revenues	$17,125,663	$11,254,317	52.17%
Cost of goods sold	9,568,051	6,306,726	51.71%
Gross profit	7,557,612	4,947,591	52.75%
Selling, fulfillment, general and administrative expenses	6,422,327	4,094,485	56.85%
Operating income	1,135,285	853,106	33.08%
Other (expenses)	(14,709)	(50,700)	(70.99%	)
Income before income taxes	1,120,576	802,406	39.65%
Income tax expenses	322,715	226,930	42.21%
Net income	$797,861	$575,476	38.64%

Gross profit % of revenues	44.13%	43.96%
Net income % of revenues	4.66%	5.11%

Revenues

Revenues for the three months ended December 31, 2021 increased 52.17% to $17,125,663 as compared to $11,254,317 for the three months ended December 31, 2020. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe, Asia, etc. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic. However, while the revenues for the current quarter remained consistent with last quarter, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions and shipping delays caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the three months ended December 31, 2021 increased 51.71% to $9,568,051 as compared to $6,306,726 for the three months ended December 31, 2020. The increase was due to an increase in sales, as discussed above. In addition, we experienced a decrease in cost of goods sold as a percentage of revenue as a result of selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $7,557,612 for the three months ended December 31, 2021 as compared to $4,947,591 for the three months ended December 31, 2020. The gross profit ratio slightly increased to 44.13% for the three months ended December 31, 2021 from 43.96% for the three months ended December 31, 2020. The increase was mainly due to a combination of an increase in sales, as discussed above, and a decrease of cost of goods sold resulting from selling more products under in-house brands as opposed to third party brands. The gross margin for in-house branded products is, on average, 20% higher than our gross margin for third party brands.

Selling, Fulfillment, General and Administrative Expenses

Selling, fulfillment, and general and administrative expenses for the three months ended December 31, 2021 increased 56.85% to $6,422,327 as compared to $4,094,485 for the three months ended December 31, 2020. The increase was mainly due to an increase in selling and fulfillment expenses of $0.86 million and general and administrative expenses of $1.47 million, which included payroll expenses, stock-based compensation expense, insurance expenses, and other operating expenses including expenses associated with being a publicly traded company.

Other (Expenses)

Other (expenses) consists of interest expense, financing fees and other non-operating income (expenses). Other expenses for the three months ended December 31, 2021 was ($14,709) as compared to ($50,700) for the three months ended December 31, 2020. The decrease in other expenses was a combined result of an increase in other income of $49,948 and an increase in interest, including amortization of debt discount on the revolving loan, and financing expenses of 13,957 during the period ended December 31, 2021.

Net Income

Net income for the three months ended December 31, 2021 was $797,861 as compared to net income of $575,476 for the three months ended December 31, 2020, representing an increase of $222,385. The decrease in net income as percentage of revenues for the three months ended December 31, 2021 was primarily due to the increase in operating and non-operating expenses discussed above.

For the six months ended December 31, 2021 and 2020

The following table presents certain unaudited condensed consolidated and combined statement of operations information and presentation of that data as a percentage of change from period to period.

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020	Variance
Revenues	$34,492,428	$26,214,252	31.58%
Cost of goods sold	19,621,114	15,703,873	24.94%
Gross profit	14,871,314	10,510,379	41.49%
Selling, fulfillment, general and administrative expenses	12,445,714	8,580,900	45.04%
Operating income	2,425,600	1,929,479	25.71%
Other (expenses)	(74,521)	(69,133)	7.79%
Income before income taxes	2,351,079	1,860,346	26.38%
Income tax expenses	665,690	522,874	27.31%
Net income	$1,685,389	$1,337,472	26.01%

Gross profit % of revenues	43.11%	40.09%
Net income % of revenues	4.89%	5.1%

Revenues

Revenues for the six months ended December 31, 2021 increased 31.58% to $34,492,428 as compared to $26,214,252 for the six months ended December 31, 2020. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe, Asia, etc. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic. However, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions and shipping delays caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the six months ended December 31, 2021 increased 24.94% to $19,621,114 as compared to $15,703,873 for the six months ended December 31, 2020. The increase was due to an increase in sales as discussed above. In addition, we experienced a decrease of cost of goods sold as a percentage of revenue as a result of selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $14,871,314 for the six months ended December 31, 2021 as compared to $10,510,379 for the six months ended December 31, 2020. The gross profit ratio also increased to 43.11% for the six months ended December 31, 2021 from 40.09% for the six months ended December 31, 2020. The increase was due to a combination of an increase in sales as discussed above and a decrease of cost of goods sold resulting from selling more products under in-house brands as opposed to third party brands. The gross margin for in-house branded products is, on average, 20% higher than our gross margin for third party brands.

Selling, Fulfillment, General and Administrative Expenses

Selling, fulfillment, general and administrative expenses for the six months ended December 31, 2021 increased 45.04% to $12,445,714 as compared to $8,580,900 for the six months ended December 31, 2020. The increase was mainly due to an increase in selling and fulfillment expenses of $1.31 million and general and administrative expenses of $2.56 million, which included payroll expenses, stock-based compensation expense, insurance expenses, and other operating expenses including expenses associated with being a publicly traded company.

Other (Expenses)

Other (expenses) consists of interest expense, financing fees and other non-operating income (expenses). Other expenses for the six months ended December 31, 2021 was ($74,521) as compared to ($69,133) for the six months ended December 31, 2020. The slight increase in other expenses was mainly due to an increase in interest expenses, including amortization of debt discount on the revolving loan, during the period ended December 31, 2021.

Net Income

Net income for the six months ended December 31, 2021 was $1,685,389 as compared to net income of $1,337,472 for the six months ended December 31, 2020, representing an increase of $347,917. While the gross profit as percentage of revenues increased to 43.11% in the six months ended December 31, 2021 as compared to 40.09% for the same period in 2020, the slight decrease in net income as percentage of revenues for the six months ended December 31, 2021 was primarily due to the increase in operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the six months ended December 31, 2021 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through completion of two private placements in 2020 and 2021, completion of our initial public offering in May of 2021, and borrowing under our credit facility and loans from the Small Business Administration and JPMorgan Chase Bank. We had cash and cash equivalents of $1,091,758 as of December 31, 2021, representing a $5.56 million decrease from $6,651,705 of cash as of June 30, 2021. The cash decrease was primarily the result of the decrease in net cash provided by operating activities, including increased investment in inventory to support our increasing sales, payment of income taxes, and the increase in accounts receivable from Amazon resulting from increased sales.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations the next twelve months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next twelve months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. In addition, we have approximately $8 million unused credit under the revolving line with JPM. Given our current working capital position an available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of December 31, 2021 and June 30, 2021, our working capital was $31.96 million and $23.28 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Net cash (used in) operating activities for the six months ended December 31, 2021 and December 31, 2020 was $12,243,043 and $1,467,067, respectively. The increase in use of cash in operating activities was resulted from an increased purchase of products in order to maintain the higher inventory levels required to meet our increasing sales volumes, payment of income taxes, and the increase in accounts receivable resulted from increased sales.

Investing Activities

For the six months ended December 31, 2021 and December 31, 2020, net cash used in investing activities was the result of additions to property and equipment of $56,424 and $55,751, respectively, which were mainly related to the purchase of warehouse fixtures and office equipment.

Financing Activities

Net cash provided by financing activities was $6,739,520 and $1,089,256, respectively, for the six months ended December 31, 2021 and December 31, 2020. The main reason for the increase in net cash provided was primarily a result of proceeds from the asset-based revolving loan with JPMorgan Chase Bank.

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

Inventory, net

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

Leases

Since inception on April 11, 2018, the Company adopted ASC 842 – Leases (“ASC 842”), which requires lessees to record right-of-use, or ROU, assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements.

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

As of December 31, 2021, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements, (ii) lack of effective communication procedures, (iii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

During the quarter ended December 31, 2021, we identified misstatement of sales and related expenses during the reconciliation process for transitioning our accounting system and recorded out-of-period adjustments with no material impact to our previously issued annual and interim consolidated financial statements. Furthermore, we determined that correcting the errors in the current period would not materially misstate our annual or interim consolidated financial statements.

It is important to note that a deficiency does not have to result in a material misstatement in order for it to be considered a material weakness. Instead, our evaluation considered the likelihood that the identified deficiency could have resulted in a material misstatement. In order to improve controls and prevent misstatements in the future, the Company had taken remedial actions to correct the system error and implemented the following procedures:

•	Performed extensive search and reconciliations with data from third party portals to ensure accuracy and completeness of information
•	Improved and upgraded operation system and automated synchronization with a new accounting system with more extensive details
•	Conducted training sessions with all departments for information handling, file keeping and safeguarding
•	Enhanced and extended reconciliation procedures to all internal and external sources
•	Enhanced control procedures for communications and approvals of new transactions/agreements
•	provided trainings and instructions to accounting team on how to account for a new contract or a new transaction
•	Setup monthly routine communication and inquiry with all related departments for new transaction types and business and review if additional setup is required for either BOP, NetSuite, or other procedures to correctly capture and record the transactions.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Joint Venture Agreement, dated January 14, 2022, between iPower Inc., Titanium Plus Autoparts, Inc., Tony Chiu and Bin Xiao (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 20, 2022).
10.2	Box Harmony LLC Agreement, dated January 14, 2022, between iPower Inc., Titanium Plus Autoparts, Inc. and Bin Xiao (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 20, 2022).
10.3	Facility and Use Access Agreement, dated January 13, 2022, between iPower Inc. and Box Harmony LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 20, 2022).
10.4	Consulting Agreement, dated January 13, 2022, between Box Harmony LLC, Titantium Plus Autoparts, Inc. and Bin Xiao (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 20, 2022).
10.5	License Agreement, dated January 13, 2022, between Box Harmony, LLC, Titanium Plus Autoparts, Inc., Tony Chiu and Bin Xiao (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed January 20, 2022).
10.6	Director Offer Letter, dated December 23, 2021, between iPower Inc. and Hanxi Li (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed January 20, 2022).
10.7	Joint Venture Agreement, dated February 10, 2022, between iPower Inc., Bro Angel LLC, Jie Shan and Bing Luo (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 14, 2022).
10.8

Amended & Restated Limited Liability Company Operating Agreement of Global Social Media LLC, dated February 10, 2022, between Global Social Media LLC, iPower Inc. and Bro Angel LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2022).

10.9

Intellectual Property License Agreement, dated February 10, 2022, between Bro Angel LLC and Global Social Media LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2022).

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

iPower Inc.

February 14, 2022	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

February 14, 2022	By:	/s/ Kevin Vassily
Kevin Vassily
Chief Financial Officer

