Form 10-Q
period 2022-03-31
iPower Inc.
filed 2022-05-16
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock on May 15, 2022 was 29,572,382.

iPower Inc.

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2022 and June 30, 2021

	March 31,	June 30,
	2022	2021

ASSETS
Current assets
Cash and cash equivalent	$2,641,584	$6,651,705
Accounts receivable, net	19,083,554	7,896,347
Inventories, net	22,410,936	13,065,741
Other receivables – related party	20,746	–
Prepayments and other current assets	7,813,772	4,693,000
Total current assets	51,970,592	32,306,793

Non-current assets
Right of use - non current	9,095,158	1,819,421
Property and equipment, net	165,071	55,659
Non-current prepayments	1,033,541	1,357,292
Goodwill	6,094,144	–
Investment in joint venture	37,711	–
Intangible assets, net	5,091,785	–
Other non-current assets	300,346	99,645
Total non-current assets	21,817,756	3,332,017

Total assets	$73,788,348	$35,638,810

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	6,342,835	3,940,963
Credit cards payable	745,585	584,311
Customer deposit	204,490	297,407
Other payables and accrued liabilities	4,895,528	2,487,441
Advance from shareholders	97,476	–
Short-term loans payable	–	162,769
Investment payable	1,500,000	–
Lease liability - current	1,790,688	731,944
Long-term loan payable - current portion	29,244	29,244
Long-term promissory note payable - current portion	1,826,564	–
Income taxes payable	864,109	790,823
Total current liabilities	18,296,519	9,024,902

Non-current liabilities
Long-term loan payable	434,201	458,571
Long-term revolving loan payable, net	11,166,577	–
Long-term promissory note payable, net	1,800,315	–
Deferred tax liabilities	836,330	–
Lease liability - non-current	7,573,610	1,169,552

Total non-current liabilities	21,811,033	1,628,123

Total liabilities	40,107,552	10,653,025

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and June 30, 2021	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,572,382 and 26,448,663 shares issued and outstanding at March 31, 2022 and June 30, 2021	29,573	26,449
Additional paid in capital	29,046,300	23,214,263
Retained earnings	4,612,219	1,745,073
Non-controlling interest	(4,070)	–
Accumulated other comprehensive income (loss)	(3,226)	–
Total equity	33,680,796	24,985,785

Total liabilities and equity	$73,788,348	$35,638,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$22,808,214	$13,133,902	$57,300,642	$39,348,154

TOTAL REVENUES	22,808,214	13,133,902	57,300,642	39,348,154

COST OF REVENUES	13,598,563	7,369,127	33,219,677	23,073,000

GROSS PROFIT	9,209,651	5,764,775	24,080,965	16,275,154

OPERATING EXPENSES:
Selling and fulfillment	5,030,267	3,071,897	12,338,027	9,070,320
General and administrative	2,802,395	1,904,144	7,940,349	4,486,621
Total operating expenses	7,832,662	4,976,041	20,278,376	13,556,941

INCOME FROM OPERATIONS	1,376,989	788,734	3,802,589	2,718,213

OTHER INCOME (EXPENSE)
Interest income (expenses)	(152,030)	(60,118)	(227,142)	(109,656)
Other financing expenses	(71,010)	(60,692)	(80,010)	(98,139)
PPP loan forgiveness	–	175,500	–	175,500
Gain (Loss) on equity method investment	(12,289)	–	(12,289)	–
Other non-operating income (expense)	75,882	(812,434)	85,473	(794,582)
Total other (expenses), net	(159,447)	(757,744)	(233,968)	(826,877)

INCOME BEFORE INCOME TAXES	1,217,542	30,990	3,568,621	1,891,336

PROVISION FOR INCOME TAXES	39,855	237,813	705,545	760,687
NET INCOME (LOSS)	1,177,687	(206,823)	2,863,076	1,130,649

Non-controlling interest	(4,070)	–	(4,070)	–

NET INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$1,181,757	$(206,823)	$2,867,146	$1,130,649

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(3,226)	–	(3,226)	–

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$1,178,531	$(206,823)	$2,863,920	$1,130,649

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic	28,045,130	20,204,496	26,999,342	20,204,496
Diluted	28,045,130	20,204,496	26,999,342	20,204,496

EARNINGS (LOSSES) PER SHARE
Basic	$0.042	$(0.010)	$0.106	$0.056
Diluted	$0.042	$(0.010)	$0.106	$0.056

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

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31, 2022 and 2021

	Common Stock *		Class B Common Stock *		Subscription
	Shares	Amount	Shares	Amount	Receivable

Balance, June 30, 2021	26,448,663	$26,449	–	$–	$–
Net income	–	–	–	–	–
Restricted stock units vested	–	–	–	–	–
Balance, September 30, 2021, unaudited	26,448,663	$26,449	–	$–	$–
Net income	–	–	–	–	–
Restricted shares issued for vested RSUs	40,019	40	–	–	–
Restricted stock units vested	–	–	–	–	–
Balance, December 31, 2021, unaudited	26,488,682	$26,489	–	$–	$–
Net income	–	–	–	–	–
Non-controlling interest	–	–	–	–	–
Restricted stock units vested	–	–	–	–	–
Shares issued for acquisition	3,083,700	3,084	–	–	–
Foreign currency translation adjustments					–
Balance, March 31, 2022, unaudited	29,572,382	$29,573	–	$–	$–

Balance, June 30, 2020	20,204,496	$20,204	14,000,000	$14,000	$(14,000)
Net income	–	–	–	–	–
Balance, September 30, 2020, unaudited	20,204,496	$20,204	14,000,000	$14,000	$(14,000)
Net income	–	–	–	–	–
Cash for Class B common stock	–	–	–	–	14,000
Balance, December 31, 2020, unaudited	20,204,496	$20,204	14,000,000	$14,000	$–
Net income	–	–	–	–	–
Balance, March 31, 2021, unaudited	20,204,496	$20,204	14,000,000	$14,000	$–

(continued)

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31, 2022 and 2021

(Continued)

	Additional Paid in	Retained	Non-controlling	Accumulated other Comprehensive income
	Capital	Earnings	interest	(loss)	Total

Balance, June 30, 2021	$23,214,263	$1,745,073	$–	$–	$24,985,785
Net income	–	887,528	–	–	887,528
Restricted stock units vested	103,054	–	–	–	103,054
Balance, September 30, 2021, unaudited	$23,317,317	$2,632,601	$–	$–	$25,976,367
Net income		797,861	–	–	797,861
Restricted shares issued for vested RSUs	(40)	–	–	–	–
Restricted stock units vested	54,435	–	–	–	54,435
Balance, December 31, 2021, unaudited	$23,371,712	$3,430,462	$–	$–	$26,828,663
Net income	–	1,181,757	–	–	1,181,757
Non-controlling interest	–	–	(4,070)	–	(4,070)
Restricted stock units vested	149,299	–	–	–	149,299
Shares issued for acquisition	5,525,289	–	–	–	5,528,373
Foreign currency translation adjustments	–	–	–	(3,226)	(3,226)
Balance, March 31, 2022, unaudited	$29,046,300	$4,612,219	$(4,070)	$(3,226)	$33,680,796

Balance, June 30, 2020	$389,490	$2,520,822	$–	$–	$2,930,516
Net income	–	761,996	–	–	761,996
Balance, September 30, 2020, unaudited	$389,490	$3,282,818	$–	$–	$3,692,512
Net income	–	575,476	–	–	575,476
Cash for Class B common stock	–	–	–	–	14,000
Balance, December 31, 2020, unaudited	$389,490	$3,858,294	$–	$–	$4,281,988
Net income	–	(206,823)	–	–	(206,823)
Balance, March 31, 2021, unaudited	$389,490	$3,651,471	$–	$–	$4,075,165

*On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. Except shares authorized, all references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

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

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2022 and 2021

	For the Nine Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,867,146	$1,130,649
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization expense	95,325	8,394
Inventory reserve	92,659	–
Credit loss reserve	70,000	189,206
PPP loan forgiven	–	(175,500)
Stock-based compensation expense	306,788	–
Amortization of debt issuance costs	113,016	–
Loss on equity method investment	12,289	–
Non-cash operating lease expense	181,781	86,321
Preferred stock warrant expense	–	8,047
Amortization of debt discount and non-cash financing costs	–	501,562
Change in fair value of warrants and conversion features	–	334,564
Change in operating assets and liabilities
Accounts receivable	(11,257,207)	(2,214,794)
Inventories	(9,437,854)	(4,272,742)
Deferred tax liabilities	(552,783)	(52,947)
Prepayments and other current assets	(2,502,967)	(2,307,340)
Non-current prepayments	323,751	–
Other non-current assets	(200,701)	(99,395)
Accounts payable	2,401,872	2,765,091
Credit cards payable	161,274	(639,240)
Customer deposit	(92,917)	(113,221)
Other payables and accrued liabilities	2,584,973	(51,215)
Income taxes payable	73,286	116,483
Net cash used in operating activities	(14,760,269)	(4,786,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(41,420)	(61,498)
Cash acquired on acquisition	268,828	–
Investment in joint venture	(50,000)	–
Net cash provided by (used in) investing activities	177,408	(61,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	–	532,222
Payments to related parties	(20,746)	(150,498)
Proceeds from short-term loans	1,604,292	22,414,846
Payments of financing fees	(796,035)	(120,000)
Payments on short-term loans	(1,767,061)	(21,691,308)
Proceeds from convertible notes	–	3,000,000
Proceeds from long-term loans	11,602,367	–
Payments on long-term loans	(24,370)	–
Shares issued	–	359,000
Net cash provided by financing activities	10,598,447	4,344,262

EFFECT OF EXCHANGE RATE ON CASH	(25,707)	–

CHANGES IN CASH	(4,010,121)	(503,313)

CASH AND CASH EQUIVALENT, beginning of year	6,651,705	977,635

CASH AND CASH EQUIVALENT, end of year	$2,641,584	$474,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,181,710	$696,119
Cash paid for interest	$–	$109,656

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued for acquisition	$5,528,373	$–
Promissory note issued for acquisition	$3,600,627	$–
Investment payable for acquisition	$1,500,000	$–
Goodwill acquired in business acquisition	$6,094,144	$–
Deferred tax liabilities	$1,389,113	$–
Identifiable intangible assets acquired in business acquisition	$5,172,956	$–
Net assets acquired in business acquisition	$751,015	$–
Right of use assets acquired under new operating leases	$7,780,766	$2,346,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022 and June 30, 2021 and for the Three and Nine Months Ended March 31, 2022 and 2021

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

On January 13, 2022, the Company entered into a joint venture agreement and formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistic services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States, with such logistic services to include, without limitation, receiving, storing and transporting such products. The Company owns 40% of the equity interest in Box Harmony, retaining significant influence, but does not own a majority equity interest or otherwise control of Box Harmony. See details on Note 3 below.

On February 10, 2022, the Company entered into another joint venture agreement and formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, contents and services to assist businesses, including the Company and other businesses, in marketing their products. The Company owns 60% of the equity interest in GSM and controls its operations. See details on Note 3 below.

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayou Renzai (Shenzhen) Technology Company Limited, and Daheshou (Shenzhen) Information Technology Limited. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayou Renzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”) and located in Shenzhen, China. See details on Note 4 below.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2021, which are included in the Company’s Annual Report on Form 10-K filed on September 28, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, E Marketing Solution Inc., Global Product Marketing Inc., Global Social Media, LLC, and Anivia Limited and its subsidiaries and VIE. All inter-company balances and transactions have been eliminated.

Reclassifications

Certain prior period expense accounts have been reclassified in conformity with current period presentation including reclassification of $1.8 million from general administrative expenses to selling and fulfillment expenses for the nine months ended March 31, 2021. The reclassification had no effect to the company’s unaudited condensed consolidated statements of operations, statements of cash flow or statements of changes in stockholders’ equity.

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

Foreign currency translation and transactions

The reporting and functional currency of iPower and subsidiaries is the U.S. dollar (USD). iPower’s VIE in China uses the local currency, Renminbi (“RMB”), as its functional currency. Assets and liabilities of the VIE are translated at the current exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes stockholders’ in equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts of the VIE, with the exception of equity, on March 31, 2022, were translated at 6.34 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the quarter ended March 31, 2022 was 6.35 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and deposits in financial institutions.

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

Equity method investment

The Company accounts for its ownership interest in Box Harmony, a 40% owned joint venture, following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Business Combination

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including the VIE. The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. See Note 4 for details on acquisition.

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding is provided by the Company after February 15, 2022. During the term of the agreements, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a variable interest entity (“VIE”) of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other.

The Company does not have any other indefinite-lived intangible assets.

The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

Intangible Assets, net

Finite life intangible assets at March 31, 2022 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

Fair values of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current assets and liabilities approximate fair values due to their short-term nature.

On February 15, 2022, as part of the consideration for the acquisition of Anivia Limited, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million. On February 15, 2022, the Company evaluated the fair value of the Purchase Note to be $3.6 million using the following inputs:

Corporate bond yield	3.1%
Risk-free rate	1.6%
Liquidity premium	0.4%
Discount rate	3.5%

As of March 31, 2022, the outstanding principal balance of the Purchase Note was $3,626,879, including premium of $100,629 and $26,250 of accrued interest.

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

Revenue recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606 since its inception on April 11, 2018 and recognizes revenue from product sales in the United States, Canada, Europe and other regions, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized when it is shipped to the customer. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and nine months were as following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Advertising and promotion	$733,241	$443,163	$1,945,222	$1,164,119

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the nine months ended March 31, 2022, sales through Amazon to Canada were approximately 5.7% of the Company’s total sales. The Company’s majority of long-lived assets are located in California, United States, and majority of the Company’s revenues are derived from within the United States. Therefore, no geographical segments are presented.

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

Note 3 - Joint Ventures

Box Harmony, LLC

On January 13, 2022, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Titanium Plus Autoparts, Inc., a California corporation (“TPA”), Tony Chiu (“Chiu”) and Bin Xiao (“Xiao”). Pursuant to the terms of the Joint Venture Agreement, the parties formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistic services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States, with such logistic services to include, without limitation, receiving, storing and transporting such products.

Following entry into the Joint Venture Agreement, Box Harmony issued a total of 6,000 certificated units of membership interest, designated as Class A voting units (“Equity Units”), as follows: (i) the Company agreed to contribute $50,000 in cash in exchange for 2,400 Equity Units in Box Harmony and agreed to provide Box Harmony with the use and access to certain warehouse facilities leased by the Company (see below), and (ii) TPA received 1,200 Equity Units in exchange for (a) $1,200 and contributing the TPA IP License referred to below, (b) its existing and future customer contracts, and (c) granting Box Harmony the use of shipping accounts (FedEx and UPS) and all other TPA carrier contracts, and (iii) Xiao received 2,400 Equity Units in exchange for $2,400 and his agreement to manage the day to day operations of Box Harmony.

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company, that a noncontrolling right that would not be substantive to overcome the majority voting interests held by TPA and Xiao.

As a result, the Company owns 40% of the equity interest in Box Harmony with significant influence but does not own a majority equity interest or otherwise control of Box Harmony. The Company accounts for its ownership interest in Box Harmony following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Global Social Media, LLC

On February 10, 2022, the Company entered into a joint venture agreement with Bro Angel, LLC, Ji Shin and Bing Luo (the “GSM Joint Venture Agreement”). Pursuant to the terms of the GSM Joint Venture Agreement, the parties formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, contents and services to assist businesses, including the Company and other businesses, in marketing their products.

Following entry into the GSM Joint Venture Agreement, GSM issued 10,000 certificated units of membership interest (the “GSM Equity Units”), of which the Company was issued 6,000 GSM Equity Units and Bro Angel was issued 4,000 GSM Equity Units. Messrs. Shin and Luo are the owners of 100% of the equity of Bro Angel. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by Bro Angel, creating a noncontrolling right that would not be substantive to overcome the majority voting interests held by the Company.

As of the date of this report, the members had not completed the capital contributions and no receivables were recorded.

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of the operations. Based on ASU 2015-02, the Company consolidate GSM due to its majority equity ownership and control over operations. For the three and nine months ended March 31, 2022, the impact of GSM’s activities were immaterial to the Company’s consolidated financial statements.

Note 4 - Acquisition of Anivia Limited and Subsidiaries and Variable Interest Entity

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayou Renzai (Shenzhen) Technology Company Limited and Daheshou (Shenzhen) Information Technology Limited. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayou Renzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”) and located in Shenzhen, China.

The contractual arrangements between the WFOE and DHS are established through a variable interest operating entity structure, which is reflected in (i) an exclusive business cooperation agreement, dated December 15, 2021, between the WFOE and DHS, (ii) an exclusive equity interest pledge agreement, dated December 15, 2021, between the WFOE and DHS in which the equity of DHS was pledged to the WFOE, (iii) an exclusive option agreement, dated December 15, 2021, between the WFOE, DHS and its equity holders, Li Zanyu and Xie Jing (the “Equity Holders), pursuant to which the Equity Holders give the WFOE the irrevocable and exclusive right to purchase the equity interests in DHS, and (iii) a power of attorney, dated December 15, 2021, pursuant to which Li Zanyu and Xie Jing, the holders of 100% of the equity interest of DHS, granted the WFOE all voting and other rights to their equity interest in DHS. According to the exclusive business cooperation agreement, in consideration for the services provided by the WFOE, DHS shall pay a service fee to the WFOE on annual basis (or at any time agreed by the Parties). The service fees for each year (or for any other period agreed to by the Parties) shall consist of a management fee and a fee for services provided, which shall be reasonably determined by the WFOE based on the nature, complexity, time, and other market and operation factors. The WFOE may provide a separate confirmation letter and/or invoice to DHS to indicate the amount of service fees due for each service period; or the amount of services fees may be as set forth in the relevant contracts separately executed by the Parties. DHS is principally engaged in selling a wide range of products and providing logistic services in the PRC.

Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a variable interest entity (“VIE”) of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022.

Total fair value of the consideration for the transaction was $10,629,000, which was paid to White Cherry as follows: at closing, the Company (i) paid $3,500,000 in the form of a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”), (ii) issued 3,083,700 restricted shares (subject to a lock-up period of 180 days and insider trading rules) of the Company’s Class A common stock, and (iii) an additional $1,500,000 in cash was to be paid after closing.

JP Morgan Chase Bank, the Company’s senior secured lender (“JPM”), consented to the transaction. In conjunction with obtaining JPM’s consent, the Company delivered an amendment to the pledge and security agreement with JPM, pursuant to which the Company pledged to JPM 65% of the equity interest of Anivia Limited, Fly Elephant Limited and the WFOE.

In addition, in conjunction with the closing of the transaction, the WFOE entered into an employment agreement with Li Zanyu, dated February 15, 2022 (the “Employment Agreement”), pursuant to which Mr. Li has been appointed to serve as general manager of the WFOE for a term of 10 years (through February 14, 2032), with annual base compensation of up to 500,000 RMB plus bonus as may be determined by the WFOE from time to time, in its sole discretion, based on Mr. Li’s performance. During such employment, Mr. Li may not engage in other employment without the consent of the WFOE.

The acquisition of Anivia was accounted for as a business combination under ASC 805. As the acquirer for accounting purposes, the Company has estimated the fair value of Anivia and its subsidiaries’ assets acquired and conformed the accounting policies of Anivia to its own accounting policies. The Company applied the income approach and cost approach in determining the fair value of the intangible assets, which intangible assets consisted of a covenant not to compete, supplier relationship and software. The fair value of the remaining assets acquired and liabilities assumed were not significantly different from their carrying values at the acquisition date. The Company recognized an approximately $6.1 million of goodwill in the transaction, which is primarily due to the subsumed assembled workforce intangible assets. Goodwill is not deductible for income tax purposes. The Company expensed with the acquisition, certain legal and accounting costs of $54,702, as general and administration expenses and $50,000 paid to JPM as financing fees.

The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date, February 15, 2022:

Fair Value of Purchase Price:
Cash	$1,500,000
Promissory note issued	3,600,627
Common stock issued	5,528,373
Total purchase consideration	$10,629,000

Purchase Price Allocation:
Covenant not to compete	$3,459,120
Supplier relationship	1,179,246
Software	534,591
Current assets	1,104,407
Property and equipment	46,548
ROU asset	175,231
Goodwill	6,094,144
Deferred tax liabilities	(1,389,113)
Current liabilities	(394,659)
Lease liability	(180,515)
Total purchase consideration	$10,629,000

As of the date of this report, the cash portion of the consideration, $1.5 million, had not been paid as the seller’s bank account was still not opened due to the delay caused by the COVID-19 conditions in Hong Kong and China.

The results of operations of Anivia for the period from February 16, 2022 through March 31, 2022 were included in the Company's consolidated financial statements as of and for the period ended March 31, 2022. See Note 5 for details.

Pro Forma Financial Information

The following pro forma information presents a summary of the Company’s combined operating results for the nine months ended March 31, 2022 and 2021, as if the acquisition had occurred on July 1, 2020. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Nine months ended
	March 31,
	2022	2021
Total Revenues	$57,300,642	$39,348,154
Income from Operations	$4,623,664	$3,043,253
Basic and diluted income per share	$0.12	$0.06

Note 5 – Variable interest entity

Effective February 15, 2022, upon acquisition of Anivia, the Company assumed the contractual arrangements between the WFOE and DHS through a variable interest operating entity structure. See Note 4 for details.

The Company did not provide financial or other support to the VIE for the periods presented where the Company was not otherwise contractually required to provide such support.

As of March 31, 2022 and June 30, 2021, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	March 31, 2022	June 30, 2021
Cash in bank	$730,227	$–
Prepayments and other receivables	$1,289,406	$–
Office equipment, net	$52,142	$–
Right of use - noncurrent	$156,706	–
Advance from shareholders	$97,476	$–
Lease liability	$161,401	–
Income tax payable	$119,291	$–
Other payables	$147,010	$–

The operating results of the VIE were as follows for the period from February 15, 2022 to March 31, 2022:

March 31, 2022
Revenue	$–
Net loss	$650,194

For the period from February 15, 2022 to March 31, 2022, the VIE contributed approximately $1.3 million of revenue and $0.4 million of net income before elimination.

Note 6 - Accounts receivable, net

Accounts receivable, net for the Company consisted of the following as of the dates indicated below:

	March 31, 2022	June 30, 2021
Accounts receivable	$19,153,554	$7,896,347
Less: allowance for credit losses	(70,000)	–
Total accounts receivable, net	$19,083,554	$7,896,347

There was a $70,000 allowance for credit loss for the three and nine months ended March 31, 2022 and $0 recorded for the year ended June 30, 2021, respectively.

Note 7 – Inventories, net

As of March 31, 2022 and June 30, 2021, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $22,410,936 and $13,065,741, respectively.

As of March 31, 2022 and June 30, 2021, allowance for obsolescence was $188,233 and $95,574, respectively. There was $36,701 and $92,659 allowance for obsolescence for the three and nine months ended March 31, 2022.

Note 8 – Prepayments and other current assets

As of March 31, 2022 and June 30, 2021, prepayments and other current assets consisted of the following:

	March 31, 2022	June 30, 2021
Advance to suppliers	$6,571,914	$3,969,625
Prepaid expenses and other receivables	1,241,858	723,375

Total	$7,813,772	$4,693,000

Other receivables consisted of delivery fees of $156,590 and $178,581 and receivables from two unrelated parties for their use of the Company’s courier accounts at March 31, 2022 and June 30, 2021.

Note 9 – Non-current prepayments

Non-current prepayments included $955,416 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $78,125 down payment on a four-year car lease. As of March 31, 2022 and June 30, 2021, total non-current prepayments were $1,033,541 and $1,357,292, respectively. For the three and nine months ended March 31, 2022, the Company recorded amortization expenses of $107,917 and $323,751, respectively. For the three and nine months ended March 31, 2021, the Company recorded amortization expenses of $0.

Note 10 – Intangible assets, net

As of March 31, 2022, intangible assets, net, consisted of the following:

March 31, 2022
Covenant Not to Compete	3,459,120
Supplier relationship	1,179,245
Software	534,591
Accumulated amortization	(81,171)
Total	5,091,785

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at March 31, 2022 was approximately 8.57 years, and the amortization expense for the three and nine months ended March 31, 2022 was $81,171. At March 31, 2022, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years and periods thereafter is as follows:

Year Ending June 30,	Amount
2022	$162,343
2023	649,371
2024	649,371
2025	649,371
2026	649,371
Thereafter	2,331,958
$5,091,785

Note 11 – Loans payable

Short-term loans

Revolving credit facility

On May 3, 2019, the Company entered into an agreement with WFC Fund LLC (“WFC") for a revolving loan of up to $2,000,000. The revolving loan bore interest equal to the prime rate plus 4.25% per annum on the outstanding amount. On May 26, 2020, the Loan and Security Agreement was amended and restated as a Receivable Purchase Agreement (the “Original RPA”). On November 16, 2020, the Original RPA was further amended and restated (the “Restated RPA”) to increase the credit limit of the revolving credit facility from $2,000,000 to $3,000,000. The Restated RPA bore a discount rate of 3.055555%, subject to a rebate of 0.0277% per day. This revolving credit facility was secured by all of the Company’s assets and guaranteed by Chenlong Tan, the CEO and one of the Company’s major shareholders and founders. Pursuant to the terms of the agreement, all purchases of accounts receivable were without recourse to the Company, and WFC assumed the risk of nonpayment of the accounts receivable due to a customer’s financial inability to pay the accounts receivable or the customer’s insolvency but not the risk of non-payment of the accounts receivable for any other reason. The Company was obligated to collect the accounts receivables and to repurchase or pay back the amount drawn down if the accounts receivable were not collected.

During the three months ended September 30, 2021, the Company terminated the Restated RPA and paid off the balance due to WFC.

As of March 31, 2022 and June 30, 2021, the outstanding balance due under the RPA was $0 and $162,769, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. As of March 31, 2022 and June 30, 2021, the outstanding balance of the SBA Note was $463,445 and $487,815, which included a current portion of $29,244 and a non-current portion of $434,201 and $458,571, respectively.

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and to be amortized over three years as financing expenses, the term of the ABL. For the three months ended March 31, 2022, the Company recorded in interest expense – $68,813 of amortization of debt discount and $50,419 of interest expense and credit utilization fees. For the nine months ended March 31, 2022, the Company recorded in interest expense – $113,016 of amortization of debt discount and $81,328 of interest expense and credit utilization fees. As of March 31, 2022, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $11,166,577, including interest payable of $81,328.

Promissory note payable

On February 15, 2022, as part of the consideration for acquisition of Anivia Limited, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million on February 15, 2022. For the quarter ended March 31, 2022, the Company recorded accrued interest of $26,250. As of March 31, 2022, the outstanding principal balance of the Purchase Note was $3,626,879, including $26,250 of accrued interest.

Note 12 – Related party transactions

On December 1, 2018, the Company acquired certain assets and assumed liabilities from BizRight, LLC, an entity owned and managed by the founders and officers of the Company and the purchase price was recorded as payable due to related parties. During the nine months ended March 31, 2021, the Company recorded proceeds of $532,222 and payments of $150,498, respectively. The Company had paid off the amount due to related party during the quarter ended June 30, 2021. The amount due to related parties was $0 as of March 31, 2022 and June 30, 2021.

Starting March 1, 2022, the Company subleases 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed on Note 1 and Note 2 above. For the quarter ended March 31, 2022, the Company recorded sublease fee of $82,500 as other non-operating income. As of March 31, 2022, other receivables due from Box Harmony was 20,746.

On February 15, 2022, the Company assumed $97,476 of advance from shareholders of DHS through acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of March 31, 2022, the balance of advance from shareholders was $97,476.

Note 13 – Income taxes

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

In addition, upon completion of the acquisition of Anivia, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries were subject to BVI or Hong Kong income taxes but did not have any operations for the period ended March 31, 2022. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the GILTI Tax. DHS is subject to 25% tax rate in PRC. The Company made an election to apply the GILTI high-tax exclusion for DHS under the Final Regulations (T.D. 9902). As the result of the election, no GILTI tax was recorded as of March 31, 2022. In addition, as a result of the acquisition the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the nine months ended March 31, 2022 and 2021. For the three and nine months ended March 31, 2022, the Company recorded deferred tax liabilities of $1,389,113 resulting from intangible assets acquired, and deferred tax assets of $552,784 resulting from other temporary differences, including stock compensation expense, depreciation expenses, lease expenses, etc. For the three and nine months ended March 31, 2021, the Company recorded deferred tax assets of $52,947, which was resulted from allowance for credit loss of $189,206.

The income tax provision for the three and nine months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Current:
Federal	$402,373	$198,079	$859,341	$555,430
State	67,642	92,681	276,364	258,204
PRC	122,623	–	122,623	–
Total current income tax provision	592,638	290,760	1,258,328	813,634
Deferred:
Federal	(432,290)	(36,221)	(432,290)	(36,221)
State	(120,493)	(16,726)	(120,493)	(16,726)
PRC	–	–	–	–
Total deferred tax	(552,783)	(52,947)	(552,783)	(52,947)
Total provision for income taxes	$39,855	$237,813	$705,545	$760,687

The Company is subject to PRC and U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022		2021	2022		2021
US calculated statutory tax rate
Federal	21.00%		21.00%	21.00%		21.00%
State (net of federal benefit)	5.45%		8.84%	5.71%		8.84%
Foreign tax rate difference	(1.59%	)	–	(0.54%	)	–
Net effect of state income tax deduction and other
Permanent and temporary differences	(21.59%	)	737.57%	(6.40%	)	10.38%
Effective tax rate	3.27%		767.41%	19.77%		40.22%

As of March 31, 2022 and June 30, 2021, the income taxes payable were $864,109 and $790,823, respectively.

Note 14 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net Income	$1,181,757	$(206,823)	$2,867,146	$1,130,649

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*
Basic	28,045,130	20,204,496	26,999,342	20,204,496
Diluted	28,045,130	20,204,496	26,999,342	20,204,496

Earnings per share:
Basic	$0.042	$(0.010)	$0.106	$0.056
Diluted	$0.042	$(0.010)	$0.106	$0.056

____________________

*	On November 16, 2020, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Class A Common Stock of the Company. The computation of basic and diluted EPS was retroactively adjusted for all periods presented.

*	The computation of basic and diluted EPS did not include the Class B Common Stock as the holders of Class B Common Stock have no dividend or liquidation right until such time as their shares of Class B Common Stock have been converted into Class A Common Stock.

*	The computation of diluted EPS did not include the underlying shares of warrants calculated using treasury method for the three and nine months ended March 31, 2022 as the exercise price was greater than the market price of the shares.

*	For the three and nine months ended March 31, 2022, the 107,625 vested shares of restricted stock units under the Amended and Restated 2020 Equity Incentive Plan (as discussed in Note 15) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share as of grant date when the shares are fully vested. Impact of nonvested RSU is immaterial to the EPS.

Note 15 – Equity

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

Under the amended and restated articles of incorporation, the holders of Class A Common Stock were be entitled to one vote per share in voting or consenting to the election of directors and for all other corporate purposes. The Company issued 20,000,000 shares to its founders at inception.

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

Effective April 14, 2021, the Company amended its articles of incorporation to allow for conversion of its Class B Common Stock at any time after issuance. On that same date, the Class B Common stockholders, Chenlong Tan and Allan Huang, elected to convert all of their 14,000,000 outstanding shares of the Class B Common Stock into 1,400,000 shares of Class A Common Stock. Following that, on April 23, 2021, the Company further amended and restated its articles of incorporation to eliminate the Class A and Class B Common Stock designations and authorize for issuance a total of 180,000,000 shares which are solely designated as Common Stock.

On May 14, 2021, the Company closed its initial public offering (“IPO”) under a registration statement, effective May 11, 2021, in which it issued and sold 3,360,000 shares of its Common Stock at a purchase price of $5.00 per share. On May 21, 2021, the Company closed on the IPO’s overallotment option, selling an additional 504,000 shares of Common Stock to the IPO’s underwriters at the public offering price of $5.00 per share. The Company received net proceeds of approximately $16.6 million from the IPO after deducting underwriting discounts and offering expenses.

On May 14, 2021, upon closing on the Company’s IPO, the outstanding Series A convertible preferred stock and Convertible Notes were converted into an aggregate of 955,716 shares of the Company’s Common Stock.

On May 14, 2021, the Company issued 24,451 shares of Common Stock upon cashless exercise of warrants held by Boustead Securities LLC, the placement agent for the Company’s private placement offerings completed in December 2020 and January 2021.

During the nine months ended March 31, 2022, the Company issued 40,019 shares of restricted common stock for RSUs vested in the quarter ended September 30, 2021.

On February 15, 2022, as part of the consideration for the acquisition of Anivia and subsidiaries, the Company issued 3,083,700 restricted shares of the Company’s common stock, valued at $2.27 per share, which was the closing price of the Company’s Common Stock as traded on Nasdaq on February 15, 2022. These shares have a lock-up period of 180 days and are subject to insider trading restrictions. The fair value of the shares was $5,528,373, calculated with a discount of lack of marketability of 21%, which is determined using the Black Scholes Model.

As of March 31, 2022 and June 30, 2021, there were 29,572,382 and 26,448,663 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of March 31, 2022 and June 30, 2021, respectively, there were no shares of Preferred Stock was issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business.

Following completion of the IPO on May 14, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s Common Stock on the grant date. During the nine months ended March 31, 2022, the Company granted additional 97,128 shares of RSUs – 11,745 shares in the quarter ended September 30, 2021, 13,216 shares in the quarter ended December 31, 2021 and 72,167 shares in the quarter ended March 31, 2022. For the three and nine months ended March 31, 2022, the Company recorded $149,299 and $306,788 of stock-based compensation expense. As of March 31, 2022, the unamortized expense was $22,500.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2021	24,409
RSUs granted	97,128	$227,237
RSUs forfeited	(4,000)
RSUs vested	(107,625)
RSUs granted, but not vested, at March 31, 2022	9,912

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of March 31, 2022, of the 107,625 vested RSUs, 17,882 shares of Common Stock were issued, and 89,743 shares were to be issued in the next quarter.

Note 16 – Warrants

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in Convertible Notes and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The convertible note warrants are exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO, or $5.00 per share. In accordance with the terms of the warrants, in the event the Convertible Notes are repaid in cash by the Company, the warrants issued in conjunction with the Convertible Notes will expire and have no further value.

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

Upon closing the IPO on May 14, 2021, the Placement Agent exercised its warrants in full to purchase a total of 24,451 shares of the Company’s Common Stock and, as such, there were no Placement Agent Warrants outstanding as of June 30, 2021. At the same time, the outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through March 31, 2022, none of the private placement investors had exercised any of their warrants. As such, as of March 31, 2022 and June 30, 2021, the number of shares issuable under the outstanding warrants was 685,715, with an exercise price of $5.0 per share.

Note 17 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2022 and June 30, 2021, $2,641,584 and $6,651,705, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States, are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $2.0 million and $5.4 million, respectively, in excess of the FDIC insurance limit, as of March 31, 2022 and June 30, 2021.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

The business of DHS, the Company’s VIE, may be impacted by Chinese economic conditions, changes in regulations and laws, and other uncertainties.

Customer and vendor concentration risk

For the nine months ended March 31, 2022 and 2021, Amazon Vendor and Amazon Seller customers accounted for 89% and 78% of the Company's total revenues, respectively. As of March 31, 2022 and June 30, 2021, accounts receivable from Amazon Vendor and Amazon Seller accounted for 92% and 98% of the Company’s total accounts receivable.

For the nine months ended March 31, 2022 and 2021, two suppliers accounted for 27% (19% and 8%) and 28% (17% and 11%) of the Company's total purchases, respectively. As of March 31, 2022, accounts payable to three suppliers accounted for 44% (20%, 13% and 11%) of the Company’s total accounts payable. As of June 30, 2021, accounts payable to two suppliers accounted for 11% and 10% of the Company’s total accounts payable.

Note 18 - Commitments and contingencies

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

On February 15, 2022, upon completion of the acquisition of Anivia Limited, the Company assumed operating lease of offices in Shenzhen, People’s Republic of China.

On July 28, 2021, the Company entered into a Lease agreement (the “Lease Agreement”) with 9th & Vineyard, LLC, a Delaware limited liability company (the “Landlord”), to lease from the Landlord approximately 99,347 square feet of space located at 8798 9th Street, Rancho Cucamonga, California (the “Premises”). The term of the Lease Agreement was for 62 months, commencing on the date on which the Landlord completes certain prescribed improvements on the property (the “Rent Commencement Date”). The Lease Agreement does not provide for an option to renew.

In addition, the Company will be responsible for its pro rata share of certain costs, including utility costs, insurance and common area costs, as further detailed in the Lease Agreement. Following the Rent Commencement Date, the first two months of the Base Rent will be abated.

The lease was not started under the original agreement as the construction was not completed. On February 23, 2022, the Company entered into an amended agreement to extend the lease term to 74 months. The lease commencement date is February 10, 2022, the rent commencement date is May 11, 2022 and the expiration date is May 31, 2028. The base rental fee is $114,249 to $140,079 per month through the expiration date, May 31, 2028.

Total commitment for the full term of these leases is $10,466,658. $9,095,158 and $1,819,421 of operating lease right-of-use assets and $9,364,298 and $1,901,496 of operating lease liabilities were reflected on the March 31, 2022 and June 30, 2021 financial statements, respectively.

Three Months Ended March 31, 2022 and 2021:

Lease cost	March 31, 2022	March 31, 2021
Operating lease cost (included in selling and fulfillment expenses in the Company's statement of operations)	$427,692	$189,647
Other information
Cash paid for amounts included in the measurement of lease liabilities	$234,504	$130,893
Remaining term in years	1.33 – 6.17	2.5
Average discount rate - operating leases	5% – 8%	8%

Nine Months Ended March 31, 2022 and 2021:

Lease cost	March 31, 2022	March 31, 2021
Operating lease cost (included in selling and fulfillment expenses in the Company's statement of operations)	$838,726	$559,606
Other information
Cash paid for amounts included in the measurement of lease liabilities	$656,961	$473,285
Remaining term in years	1.33 – 6.17	2.5
Average discount rate - operating leases	5% – 8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	March 31, 2022	6/30/2021
Right of use asset - non-current	$9,095,158	$1,819,421

Lease Liability - current	$1,790,688	$731,944
Lease Liability - non-current	7,573,610	1,169,552
Total operating lease liabilities	$9,364,298	$1,901,496

Maturities of the Company’s lease liabilities are as follows:

For years ending June 30:	Operating Lease
2022	$473,908
2023	2,381,601
2024	1,815,637
2025	1,486,231
2026 and after	4,579,896
Total lease payments	10,737,273
Less: Imputed interest/present value discount	(1,372,975)
Present value of lease liabilities	$9,364,298

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). The FINRA arbitration, which had originally been scheduled for June 20, 2022, has now been delayed and is tentatively scheduled to be heard at the end of October, 2022. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan.

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

In February 2022, the Russian Federation began conducting military operations against Ukraine, resulting in global economic uncertainty and increased cost of various commodities. In response to these types of events, we might suspend operations, implement extraordinary procedures, seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the period ended March 31, 2022.

Note 19 - Subsequent events

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and grants of stock option (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, CEO and (ii) 330,000 shares to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12 per share (the closing price on the grant date) and have a term of 10 years, will vest in stages upon the Company’s achievement of certain market capitalization and revenue or operating income targets set forth in the grant agreements.

On or about May 12, 2022, the Company determined that it may have miscalculated when determining the financial significance of DHS, its recently acquired subsidiary, which would place it just above the 20% significance threshold under Rule 3-05 of Regulation S-X under the Securities Act of 1933, as amended. As such, the Company may need to file with the SEC one year’s audited financial statements for the subsidiary, plus unaudited financial statements for the interim period. The Company is presently evaluating the requirements, including consulting with the SEC, and will make any necessary disclosures, as required.

On May 16, 2022, the Company and its subsidiaries E Marketing Solutions Inc. and Global Product Solution Inc. (together with the Company, the “Loan Parties”), entered into a first amendment and limited waiver to credit agreement (the “Amendment and Waiver Agreement”) with the Company’s senior lender, JP Morgan Chase Bank, NA (“JPM”). The Amendment and Waiver Agreement was entered into for purposes of waiving certain non-financial defaults by the Loan Parties under the terms of the credit agreement, dated November 12, 2021, between the Loan Parties and JPM. Under the terms of the Amendment and Waiver Agreement, JPM agreed to a limited waiver of the defaults, thus allowing the Loan Parties additional time to deliver certain documents, which included failure to deliver compliance certificates during the months of October 2021 through March 2022, failure to timely deliver deposit control agreements as required, failure to provide evidence that the Company’s obligations owed to the Small Business Administration had been satisfied, and failure to timely pledge the Company’s 40% equity interest in its joint venture, Box Harmony LLC. In exchange for entry into the Amendment and Waiver Agreement, the Loan Parties agreed to satisfy the aforementioned defaults and pay JPM all of its fees borne in relation to entry into the Amendment and Waiver Agreement, including but not limited to legal fees and disbursements.

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

Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. We undertake no obligation to publicly update or revise any forward- looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Overview

iPower Inc. is an online hydroponic, home and garden equipment supplier based in the United States. Through the operations of our e-commerce platform, www.Zenhydro.com, our combined 72,000 square foot fulfillment centers in Los Angeles, California, as well as our 99,000 square foot fulfillment center in Rancho Cucamonga, California, we believe we are one of the leading marketers, distributors and retailers of grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps, shelving and accessories for hydroponic gardening, based on management’s estimates. We have a diverse customer base that includes commercial users and individuals. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth, both in terms of expanding customer base as well as brand and product development.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and consist of more than 4,000 SKUs of products such as grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the quarter ended March 31, 2022, our top five product segments accounted for 63.3% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories.

Recent Acquisitions and Joint Ventures

On February 15, 2022, in exchange for total consideration with a fair value of $10.6 million, we acquired 100% of the ordinary shares of Anivia Limited (the “Target Company”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), the Target Company, Fly Elephant Limited, a Hong Kong company, Dayou Renzai (Shenzhen) Technology Company Limited, and Daheshou (Shenzhen) Information Technology Limited. The Target Company owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayou Renzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through a series of contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (the “Operating Company”) and located in Shenzhen, China. The Operating Company is principally engaged in selling of a wide range of products and providing logistic services in the PRC.

On February 10, 2022, we entered into a joint venture agreement with Bro Angel, LLC, Ji Shin and Bing Luo (the “GSM Joint Venture Agreement”). Pursuant to the terms of the GSM Joint Venture Agreement, the parties formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, contents and services to assist businesses, including the Company and other businesses, in the marketing of their products. Following entry into the GSM Joint Venture Agreement, GSM issued 10,000 certificated units of membership interest (the “GSM Equity Units”), of which the Company was issued 6,000 GSM Equity Units and Bro Angel was issued 4,000 GSM Equity Units. Messrs. Shin and Luo are the owners of 100% of the equity of Bro Angel.

Under the terms of the GSM limited liability operating agreement (the “GSM LLC Agreement”), the Company contributed $100,000 to the capital of GSM and Bro Angel granted GSM, pursuant to the terms of an intellectual property licensing agreement, dated February 10, 2022 (the “IP License Agreement”), an exclusive worldwide paid up right and license to use all intellectual property of Bro Angel and its members for the purpose of furthering the proposed business of GSM. The LLC Agreement prohibits the issuance of additional GSM Equity Units and certain other actions unless approved in advance by the Company.

Pursuant to the GSM Joint Venture Agreement, the Company and GSM also intend to enter into an occupancy management agreement pursuant to which the Company will grant to GSM the right to have access to and use of up to approximately 4,000 square feet of office space along with internet access at the Company’s facility located at 2399 Bateman Avenue, Irwindale, CA 91010. It is contemplated that only approximately 300-400 square feet will be initially used by GSM.

On January 13, 2020 we entered into a joint venture agreement with Titanium Plus Autoparts, Inc. (“TPA”), Tony Chiu, and Bin Xiao (the “TPA Joint Venture Agreement”). Pursuant to the terms of the TPA Joint Venture Agreement, the parties formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistic services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States with such logistic services to include, without limitation, receiving, storing, and transporting such products. Following entry into the TPA Joint Venture Agreement, Box Harmony issued a total of 6,000 certificated units of membership interest, designated as Class A voting units (“Equity Units”), as follows: (i) we agreed to contribute $50,000 in cash and agreed to provide Box Harmony with the use and access to certain warehouse facilities leased by the Company in exchange for 2,400 Equity Units in Box Harmony, and (ii) TPA received 1,200 Equity Units in exchange for (a) $1,200 and contributing the TPA IP License referred to below, (b) its existing and future customer contracts, and (c) granting Box Harmony the use of shipping accounts (FedEx and UPS) and all other TPA carrier contracts, and (iii) Bin Xiao received 2,400 Equity Units in exchange for $2,400 and his agreement to manage the day to day operations of Box Harmony. We also entered into services agreement with Box Harmony pursuant to which we provide a portion of our fulfillment center infrastructure to Box Harmony in exchange for their payment.

Under the terms of the Box Harmony limited liability operating agreement, TPA and Bin Xiao each granted to us an unconditional and irrevocable right and option to purchase from Bin Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of up to $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, we would own 3,600 Equity Units or 60% of the total outstanding Equity Units. The Box Harmony LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by us.

Trends and Expectations

Product and Brand Development

We plan to increase investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement our product catalog and improve on existing products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine may nonetheless increase the likelihood of supply chain interruptions and hinder our ability to find the materials we need to make our products. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Ongoing COVID-19 Outbreak and Related Disruptions

We are continuing to closely monitor the impact of the ongoing COVID-19 outbreak on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, and stockholders, all of which are uncertain and cannot be predicted. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures in our facilities, suspending all non-essential travel, transitioning certain of our employees to working-from-home arrangements, reimbursing certain employee technology purchases, providing emergency paid time off and targeted hourly pay increases and developing no contact delivery methods.

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

In the short term, we have continued to see increased sales and order activity in the market since the COVID-19 outbreak. In order to keep up with the increased orders, we have hired and are continuing to hire additional personnel. However, much is unknown and, accordingly, the situation remains dynamic and subject to rapid and possibly material change. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, stockholders and communities.

Regulatory Environment

We sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including the growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions. For example, certain countries and a total of 44 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the three months ended March 31, 2022 and 2021

The following table presents certain unaudited condensed consolidated and combined statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Variance
Revenues	$22,808,214	$13,133,902	73.7%
Cost of goods sold	13,598,563	7,369,127	84.5%
Gross profit	9,209,651	5,764,775	59.8%
Selling, fulfillment, general and administrative expenses	7,832,662	4,976,041	57.4%
Operating income	1,376,989	788,734	74.6%
Other (expenses)	(159,447)	(757,744)	(79.0%	)
Income before income taxes	1,217,542	30,990	3,828.8%
Income tax expenses	39,855	237,813	(83.2%	)
Net income (loss) attributable to iPower Inc.	1,181,757	(206,823)	671.4%
Comprehensive (loss) attributable to iPower Inc.	$1,178,531	$(206,823)	669.8%
Gross profit % of revenues	40.4%	43.9%
Operating income % of revenues	6.0%	6.0%
Net income (loss) % of revenues	5.2%	(1.6% )

Revenues

Revenues for the three months ended March 31, 2022 increased 73.7% to $22,808,214 as compared to $13,133,902 for the three months ended March 31, 2021. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was positively impacted by people continuing to shop online and pursuing gardening and growing projects during the COVID-19 pandemic. However, while the revenues for the current quarter improved from last quarter, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions and shipping delays caused by the ongoing COVID-19 pandemic, particularly in China.

Costs of Goods Sold

Costs of goods sold for the three months ended March 31, 2022 increased 84.5% to $13,598,563 as compared to $7,369,127 for the three months ended March 31, 2021. The increase was due to an increase in sales, as discussed above. However, we experienced an increase in cost of goods sold as a percentage of revenue as a result of an increase in import duty and freight charges. See discussions on gross profit below.

Gross Profit

Gross profit was $9,209,651 for the three months ended March 31, 2022 as compared to $5,764,775 for the three months ended March 31, 2021. The gross profit ratio decreased to 40.4% for the three months ended March 31, 2022 from 43.9% for the three months ended March 31, 2021. The decrease was mainly due to a combination of an increase in sales, as discussed above, and an increase of cost of goods sold resulting from increasing import duties and freight charges.

Selling, Fulfillment, General and Administrative Expenses

Selling, fulfillment, and general and administrative expenses for the three months ended March 31, 2022 increased 57.4% to $7,832,662 as compared to $4,976,041 for the three months ended March 31, 2021. The increase was mainly due to an increase in selling and fulfillment expenses of $1.9 million and general and administrative expenses of $0.9 million, which included payroll expenses, stock-based compensation expense, legal and professional fees in connection with the acquisition and joint ventures, insurance expenses and other operating expenses including expenses associated with being a publicly traded company.

Income from Operations

Income from operations was $1,376,989 for the three months ended March 31, 2022 as compared to $788,734 for the three ended March 31, 2021. The income from operations ratio was 6.0% for the three months ended March 31, 2022, which was consistent with the 6.0% for the three months ended March 31, 2021. The result was due to a combination of an increase in sales and selling, fulfillment, general and administrative expenses as discussed above.

Other Income/(Expense)

Other expenses for the three months ended March 31, 2022 was ($159,447) as compared to ($757,744) for the three months ended March 31, 2021. The decrease in other expenses was a combined result of a decrease in other income of $175,500, an increase in interest, including amortization of debt discount on the revolving loan, and financing expenses of $102,230 during the period ended March 31, 2022, an increase in loss on investment of $12,289, and a decrease of other non-operating expenses of $888,316 due to expenses resulting from issuance of our Series A Convertible Preferred Stock, convertible notes and warrants during the period ended March 31, 2021.

Net Income (Loss) Attributable to iPower Inc.

Net income (loss) attributable to iPower Inc. for the three months ended March 31, 2022 was $1,181,757 as compared to net loss of $(206,823) for the three months ended March 31, 2021, representing an increase of $1,388,580. The increase in net income as percentage of revenues for the three months ended March 31, 2022 was primarily due to a combination of the increase in operating income and a decrease in non-operating expenses discussed above and the decrease in income tax resulting from the deferred taxes and revision of income tax provision based on actual income taxes paid for the year ended June 30, 2021.

Comprehensive Income (Loss) Attributable to iPower Inc.

Comprehensive income (loss) attributable to iPower Inc. for the three months ended March 31, 2022 was $1,178,531 as compared to comprehensive loss of $(206,823) for the three months ended March 31, 2021, representing an increase of $1,385,354. The increase was due to the reasons discussed above and the other comprehensive loss of $3,226, which was the foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in PRC, to USD, the reporting currency of the Company.

For the nine months ended March 31, 2022 and March 31, 2021

The following table presents certain unaudited condensed consolidated and combined statement of operations information and presentation of that data as a percentage of change from period to period.

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021	Variance
Revenues	$57,300,642	$39,348,154	45.6%
Cost of goods sold	33,219,677	23,073,000	44.0%
Gross profit	24,080,965	16,275,154	48.0%
Selling, fulfillment, general and administrative expenses	20,278,376	13,556,941	49.6%
Operating income	3,802,589	2,718,213	39.9%
Other (expenses)	(233,968)	(826,877)	(71.7%	)
Income before income taxes	3,568,621	1,891,336	88.7%
Income tax expenses	705,545	760,687	(7.2%	)
Net income attributable to iPower Inc.	2,867,146	1,130,649	153.6%
Comprehensive income attributable to iPower Inc.	$2,863,920	$1,130,649	153.3%

Gross profit % of revenues	42.0%	41.4%
Operating income % of revenues	6.6%	6.9%
Net income % of revenues	5.0%	2.9%

Revenues

Revenues for the nine months ended March 31, 2022 increased 45.6% to $57,300,642 as compared to $39,348,154 for the nine months ended March 31, 2021. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was positively impacted by people continuing to shop online and pursuing gardening and growing projects during the COVID-19 pandemic. However, while the revenues for the current nine months ended March 31, 2022 improved over the same period last year, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions and shipping delays caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the nine months ended March 31, 2022 increased 44.0% to $33,219,677 as compared to $23,073,000 for the nine months ended March 31, 2021. The increase was due to an increase in sales, as discussed above. In addition, we experienced a slight decrease in cost of goods sold as a percentage of revenue resulting from a combination of an increase of import duty and freight charges and selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $24,080,965 for the nine months ended March 31, 2022 as compared to $16,275,154 for the nine months ended March 31, 2021. The gross profit ratio slightly increased to 42.0% for the nine months ended March 31, 2022 from 41.4% for the nine months ended March 31, 2021. The slight increase was mainly due to a combination of an increase in sales, as discussed above, an increase of import duty and freight charges, and a decrease of cost of goods sold as a percentage of revenue resulting from selling more products under in-house brands as opposed to third party brands. The gross margin for in-house branded products is, on average, 20% higher than our gross margin for third party brands.

Selling, Fulfillment, General and Administrative Expenses

Selling, fulfillment and general and administrative expenses for the nine months ended March 31, 2022 increased 49.6% to $20,278,376 as compared to $13,556,941 for the nine months ended March 31, 2021. The increase was mainly due to an increase in selling and fulfillment expenses of $3.3 million and general and administrative expenses of $3.4 million, which included payroll expenses, stock-based compensation expense, legal and professional fees in connection with the acquisition and joint ventures, insurance expenses, and other operating expenses including expenses associated with being a publicly traded company.

Income from Operations

Income from operations was $3,802,589 for the nine months ended March 31, 2022 as compared to $2,718,213 for the nine months ended March 31, 2021. The income from operations ratio decreased to 6.6% for the nine months ended March 31, 2022 from 6.9% for the nine months ended March 31, 2021. The decrease was due to a combination of an increase in sales as discussed above, a decrease of cost of goods sold as a percentage of revenue resulting from selling more in house branded products as opposed to third party brands, and an increase of selling, fulfillment, general and administrative expenses.

Other Income/(Expense)

Other (expenses) consists of interest expense, financing fees and other non-operating income (expenses). Other expenses for the nine months ended March 31, 2022 was ($233,968) as compared to ($826,877) for the nine months ended March 31, 2021. The decrease in other expenses was a combined result of a decrease in other income of $175,500, an increase in interest, including amortization of debt discount on the revolving loan, and financing expenses of $99,357 during the period ended March 31, 2022, an increase in loss on investment of $12,289, and a decrease of other non-operating expenses of $880,055 due to expenses resulting from issuance of our Series A Convertible Preferred Stock, convertible notes and warrants during the period ended March 31, 2021.

Net Income Attributable to iPower Inc.

Net income attributable to iPower Inc. for the nine months ended March 31, 2022 was $2,867,146 as compared to net income of $1,130,649 for the nine months ended March 31, 2021, representing an increase of $1,736,497. The increase in net income as percentage of revenues for the nine months ended March 31, 2022 was primarily due to the changes in operating and non-operating income and expenses discussed above and the decrease in income tax resulting from the deferred taxes and revision of income tax provision based on actual income taxes paid for the year ended June 30, 2021.

Comprehensive Income Attributable to iPower Inc.

Comprehensive income attributable to iPower Inc. for the nine months ended March 31, 2022 was $2,863,920 as compared to comprehensive income of $1,130,649 for the nine months ended March 31, 2021, representing an increase of $1,733,271. The increase was due to the reasons discussed above and the other comprehensive loss of $3,226, which was the foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the nine months ended March 31, 2022 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through completion of two private placements in 2020 and 2021, completion of our initial public offering in May of 2021, and borrowing under our credit facility and loans from the Small Business Administration and JPMorgan Chase Bank. We had cash and cash equivalents of $2,641,584 as of March 31, 2022, representing a $4,010,121 decrease from $6,651,705 in cash as of June 30, 2021. The cash decrease was primarily the result of the decrease in net cash provided by operating activities, including increased investment in inventory to support our increasing sales, payment of income taxes, and the increase in accounts receivable from Amazon resulting from increased sales.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. In addition, we have approximately $13.0 million unused credit under the revolving line with JPM. Given our current working capital position an available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of March 31, 2022 and June 30, 2021, our working capital was $33.67 million and $23.28 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Net cash (used in) operating activities for the nine months ended March 31, 2022 and March 31, 2021 was $14,760,269 and $4,786,077, respectively. The increase in use of cash in operating activities resulted from an increased purchase of products in order to maintain the higher inventory levels required to meet our increasing sales volumes, payment of income taxes, and the increase in accounts receivable resulted from increased sales.

Investing Activities

For the nine months ended March 31, 2022 and March 31, 2021, net cash provided by (used in) investing activities was $177,408 and ($61,498), respectively. The increase in cash provided by the investing activities was mainly resulting from a combination of the increase in purchase of additional equipment, investment in joint ventures, and cash acquired on acquisition of Anivia.

Financing Activities

Net cash provided by financing activities was $10,598,447 and $4,344,262, respectively, for the nine months ended March 31, 2022 and March 31, 2021. The main reason the Company experienced an increase in net cash provided by financing activities was primarily due to receiving $11.6 million in proceeds from the draw-down of a $25 million asset-based revolving loan facility with JPMorgan Chase Bank.

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

Inventory, net

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered period costs and reflected in selling, fulfillment, general and administrative expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving and obsolescence and records allowance for obsolescence.

Equity method investment

The Company accounts for its ownership interest in Box Harmony, a 40% owned joint venture following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Business Combination

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including its VIE. The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. See Note 4 for details on acquisition.

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including its operating entity, Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding is provided by the Company. During the term of the agreements, the Company bore all the risk of loss and had the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a variable interest entity (“VIE”) of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition. We have recently determined that we may have miscalculated the significance test, in which case DHS would be just over the 20% threshold, which would require us to provide one year of audited financial statements along with unaudited financial statements for any interim period. We are presently evaluating the requirements for any additional disclosure that would be required.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses, if any. The Company recognized goodwill of $6,094,144 during the quarter ended March 31, 2022 as part of the acquisition of Anivia Limited.

The Company does not have any other indefinite-lived intangible assets.

The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

Intangible Assets, net

Definite life intangible assets at March 31, 2022 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

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

As of March 31, 2022, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements, (ii) lack of effective communication procedures, and (iii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

During the nine months ended March 31, 2022, we identified misstatement of sales and related expenses during the reconciliation process for transitioning our accounting system and recorded out-of-period adjustments with no material impact to our previously issued annual and interim consolidated financial statements. Furthermore, we determined that correcting the errors in the current period would not materially misstate our annual or interim consolidated financial statements. We have since taken steps to correct such errors.

It is important to note that a deficiency does not have to result in a material misstatement in order for it to be considered a material weakness. Instead, our evaluation considered the likelihood that the identified deficiency could have resulted in a material misstatement. In order to improve controls and prevent misstatements in the future, the Company had taken remedial actions to correct the system error and implemented the following procedures:

•	Performed extensive search and reconciliations with data from third party portals to ensure accuracy and completeness of information
•	Improved and upgraded operation system and automated synchronization with a new accounting system with more extensive details
•	Conducted training sessions with all departments for information handling, file keeping and safeguarding
•	Enhanced and extended reconciliation procedures to all internal and external sources
•	Enhanced control procedures for communications and approvals of new transactions/agreements
•	provided trainings and instructions to accounting team on how to account for a new contract or a new transaction
•	Setup up monthly routine communication and inquiry with all related departments for new transaction types and business and review if additional evaluation or adjustments are required for either BOP, NetSuite or other procedures to correctly capture and record the transactions.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our former placement agent, Boustead Securities LLC, brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering (“IPO”). To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co., who acted as underwriter in our May 2020 IPO. On August 30, 2021, we had a preliminary hearing before FINRA Dispute Resolution Services and the matter is now tentatively scheduled to be heard in front of a three-judge panel of FINRA arbitrators at the end of October, 2022. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. We have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our IPO against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – Prior to our initial public offering we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation in the event we are not able to come to agreement on the amounts Boustead deems itself to be owed under such agreement” and “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K filed with the SEC on September 28, 2021.

We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on September 28, 2021. Any of these those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our 10-K filed with the SEC on September 28, 2021 except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our business and operations may be affected by the current regulatory environment in China.

There exist certain risks and uncertainties of doing business in China which are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s investment in China and the business conducted by it within China. As one of our subsidiaries and a large percentage of the products we distribute are acquired in China, we are exposed to certain risks and liabilities concerning those China operations and purchases. The Company cannot provide assurance that the Chinese government will permit the distribution of the Company’s products in China or that the timing of such distribution will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company is unable to navigate China’s regulatory environment, or if the Company is unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

Our business and operations may be adversely affected by the current military conflict between Russia and Ukraine and the potential disruption of global supply chains and the economy related thereto.

We are exposed to the risk of changes in social, geopolitical, legal and economic conditions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the United States, the European Union, the United Kingdom and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. While we do not do business in Russia or Eastern Europe, the war in Ukraine could have deleterious effects on the global economy and supply chains generally. Measures taken against Russia include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. The negative impacts arising from the conflict and these sanctions and export restrictions may include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. Although none of our operations are in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which may adversely affect our business and financial condition, results of operations and prospects.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On February 15, 2022, as part of the consideration for the acquisition of Anivia and subsidiaries, the Company issued 3,083,700 restricted shares of the Company’s common stock, valued at $2.27 per share, which was the closing price of the Company’s Common Stock as traded on Nasdaq on February 15, 2022. These shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended, have a lock-up period of 180 days and are subject to insider trading restrictions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1	Joint Venture Agreement, dated January 13, 2022, between iPower, Inc., Titanium Plus Autoparts, Inc., Tony Chiu, and Bin Xiao (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 20, 2022).
10.2	Joint Venture Agreement, dated February 10, 2022, between iPower Inc., Bro Angel LLC, Jie Shan and Bing Luo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 14, 2022).
10.3	Amended & Restated Limited Liability Company Operating Agreement of Global Social Media LLC, dated February 10, 2022, between Global Social Media LLC, iPower Inc. and Bro Angel LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2022).
10.4	Intellectual Property License Agreement, dated February 10, 2022, between Bro Angel LLC and Global Social Media LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2022).
10.5	Share Transfer Agreement, dated February 15, 2022, between iPower Inc., White Cherry Limited, Li Zanyu, Xie Jing, Anivia Limited, Fly Elephant Limited, Dayou Renzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2022).
10.6	$3,500,000 Promissory Note, dated February 15, 2022, from iPower, Inc. to White Cherry Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 22, 2022).
10.7	Exclusive Business Cooperation Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 22, 2022).
10.8	Exclusive Equity Interest Pledge Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2022).
10.9	Exclusive Option Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 22, 2022).
10.10	Power of Attorney of Li Zanyu, dated December 15, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 22, 2022).
10.11	JP Morgan Chase Consent Agreement, dated February 16, 2022 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 22, 2022).
10.12	Amendment to Pledge and Security Agreement, dated February 16, 2022 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed February 22, 2022).
10.13	Employment Contract, dated February 15, 2022, between Dayao Renzai (Shenzhen) Technology Co., Ltd. and Li Zanyu (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 22, 2022).
10.14	Form of First Amendment and Waiver Agreement, dated May 16, 2022, between iPower Inc., E Marketing Solution Inc., Global Product Marketing Inc. and JP Morgan Chase Bank NA.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

May 16, 2022	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

May 16, 2022	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

