Form 10-K
period 2022-06-30
iPower Inc.
filed 2022-09-28
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $22,443,433.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on September 28, 2022 was 29,572,382.

iPOWER INC.

i

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

Forward-looking statements include statements concerning the following:

•	our inability to predict or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 pandemic;
•	our inability to predict or anticipate the duration or long-term economic effect of the ongoing conflict between Ukraine and Russia and any potential supply chain issues that may result;
•	our limited operating history;
•	our future results of operations;
•	our current and future capital requirements necessary to support our efforts to open or acquire new complimentary businesses and channels of trade;
•	our cash needs and financial plans;
•	our competitive position;
•	seasonality and how it may impact consumer behavior and resulting sales;
•	our dependence on consumer interest in growing crops with the equipment and other products that we offer;
•	evolving laws surrounding cannabis on a local, state and federal level;
•	the effectiveness of our internal controls;
•	our dependence on third parties to manufacture and sell us inventory;
•	our ability to maintain or protect our intellectual property;
•	our ability to innovate and develop new intellectual property to continue enhancing our product and service offerings;
•	our ability to protect our systems from unauthorized intrusions or theft of proprietary information;
•	our ability to retain key members of our executive team;
•	our ability to maintain our relationships with third-party vendors and suppliers;
•	our ability to internally develop products and intellectual property;
•	our ability to achieve expected technological advances by us or by third parties and our ability to leverage such advances;
•	our potential growth opportunities;
•	interpretations of current laws and the passage of future laws;
•	acceptance of our business model by investors;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our ability to sell additional products and services to customers;
•	our ability to adequately support growth;
•	our ability to ensure consistency in the quality of our products and the quality and costs of our supply chain, including management of freight costs;
•	any disruption to third party sales platforms, including Amazon.com, Walmart and eBay, through which approximately 90% of our current revenues are derived; and
•	potential disruption of our business and supply chain that may be caused by any conflicts or trade wars between China and the U.S., as well as increased tariffs on the products which we import.

ii

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

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

iPower Inc. (formerly BZRTH, Inc.), a California-based corporation, was formed in Nevada in April 2018. We own and operate the retail website www.zenhydro.com where we sell a wide array of stock keeping units (“SKUs”) and multiple best-selling products which enable our customers to grow vegetables, fruits and flowers, and other plants, including cannabis. We believe we are one of the largest online hydroponic equipment suppliers in the United States. The U.S. hydroponic and gardening industry is generally fragmented, and retail outlets are often smaller family-owned enterprises consisting of a single location. We intend to take advantage of current market conditions by providing consumers with a one-stop shopping experience where they can satisfy all of their horticultural needs and have the products shipped directly to them. We have also leveraged our product development, merchandising and ecommerce expertise to extend our product catalog to address the broader general gardening and home goods market. The company is also developing a suite of ecommerce services to enable companies and brands to penetrate global markets more effectively.

The Company leases approximately 220,000 square feet of floor space across our four fulfillment centers just outside of Los Angeles, California and in Rancho Cucamonga, California. We have fostered relationships with recognized commercial shipping enterprises. From our four fulfillment centers, we deliver directly to customers including homes, farms and small commercial cultivators, as well as various commercial hydroponics stores across the United States.

In addition to iPower’s website, www.zenhydro.com, we sell our products through third party e-commerce channels including Amazon, eBay and Walmart.com, where we have worked to develop a strong presence on their platforms. Approximately 90% of our sales revenue during the year ended June 30, 2022 were derived from sales on Amazon, eBay and Walmart, where we experienced approximately 47% revenue growth in the fiscal year ended June 30, 2022 as compared to the prior fiscal year.

Products

iPower offers essential supplies to the hydroponic, gardening and home goods industry, including nutrients, industry-leading hydroponic equipment, power-efficient lighting, and thousands of additional products for home users and professional growers. In addition to offering products from hundreds of third-party brands, the Company has established its own in-house branded products which are also made available for purchase through our various sales channels. Our in-house branded products, marketed under the iPower™ and Simple Deluxe™ brands, include grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items, some of which have been designated as Amazon best seller product leaders, including products which have been designated “Amazon Choice Products” and “#1 Best Seller SKUs.” We currently offer more than 4,000 products from our proprietary, in-house branded products to consumers. This year, our in-house catalog has expanded to include more general home goods products including floor fans, wall fans, shelving units, chairs and other items that are extensions of our hydroponic product catalog.

Specifically for the hydroponics market, we own and operate the retail website www.zenhydro.com where we sell a wide array of stock keeping units (“SKUs”) and multiple best-selling products which enable our customers to grow vegetables, fruits and flowers, and other plants, including cannabis.

Our Industry is Large and Rapidly Growing

Our principal industry opportunity is in the retail sale and distribution of hydroponics equipment and supplies, general gardening supplies, and home goods. Hydroponics supplies generally include grow light systems; advanced heating, ventilation and air conditioning (“HVAC”) systems; humidity and carbon dioxide monitors and controllers; water pumps, heaters, chillers and filters; nutrient and fertilizer delivery systems; and various growing media typically made from soil, rock wool or coconut fiber, among others. General gardening supplies generally include environmental sensors and controls and nutrients among others. Home goods supplies currently include commercial fans, floor and wall fans, storage and shelving units, and chairs among others.

Hydroponic systems constitute an increasingly significant and fast-growing component of the expansive global commercial agriculture and consumer gardening sectors. According to the USDA and National Gardening Survey, the agriculture, food, and related industry sector produced more than $1 trillion worth of goods in the U.S. alone in 2017. According to Statista, the market for garden supplies and equipment surpassed $100 billion in 2020, and is expected to reach $130 billion by 2024.

According to ResearchandMarkets.com, the global industry for hydroponic systems is currently valued at approximately $12.1 billion and is projected to reach $25.1 billion by 2027. In addition, according to ResearchandMarkets.com, the global hydroponics crops market is estimated to be valued at approximately $37.7 billion in 2022 and is projected to reach $53.4 billion by 2028, recording a CAGR of 7.2%. The rapid growth of hydroponics-related crop output will subsequently drive growth in the wholesale hydroponics equipment and supplies industry.

The home goods industry has become a significant category we sell into. Grandview Research estimated that the size of the home goods market in the US was $740 billion in 2020 and should reach close to $1,040 billion by 2024, with a CAGR of 7.4%.

Increased Focus on Environmental, Social, and Governance (“ESG”) Issues

We believe the growth and change in our end-markets is in part driven by a variety of ESG trends aimed at preserving resources and enhancing the transparency and safety of our food supply chains. It has been reported by McKinsey & Company that approximately 66% of consumers – and 75% of millennial consumers – consider sustainability when making purchases. (See Business News Daily, “Most Consumers Want Sustainable Products and Packaging” (August 5, 2022)). Overall, hydroponic growing systems deliver superior performance characteristics versus traditional agriculture when compared on select key ESG performance criteria:

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

Research and Development

The Company has not incurred any significant research and development (“R&D”) expenses during the fiscal year ended June 30, 2022. We do most of our development work in conjunction with our manufacturing partners, where we co-engineer designs with their development teams. We plan to increase our investments in R&D relating to the improvement of existing products and the development and addition of new product lines.

Customers and Suppliers

We have a diverse customer base, with residential gardeners and hobbyists constituting a significant portion of our customer base and thus the largest segment of our total sales. We sell to both commercial and home cultivators growing specialty crops. At present, sales to customers through Amazon and other third-party online platforms accounts for more than 90% of our annual sales.

We do not manufacture any of the hydroponic products we sell through our distribution channels. We purchase our products from more than 100 suppliers, including manufacturers and distributors in the US and China. For the years ended June 30, 2022 and 2021, one supplier accounted for 18% and three suppliers accounted for 38% (18%, 10% and 10%) of the Company's total purchases, respectively. We do not have any long-term supply agreements.

Manufacturers

We obtain both our branded proprietary products and distributed products from third party suppliers. Most of the products purchased and resold, whether our proprietary products or third-party products we sell through our platform, are applicable to indoor and outdoor growing for organics, greens and plant-based products. Our products are sourced from more than 100 different suppliers and manufacturers, with approximately 84% sourced from China. Quality control is a critical priority for our team charged with ensuring the supply of the products from our suppliers, specifically those coming from China. We seek to ensure the highest level of quality control for our products through routine factory visits, spot testing and continual, ongoing supplier due diligence.

Our distributed products are sourced from more than 100 suppliers. Our experienced internal sourcing team is charged with maintaining strong relationships with current suppliers, while also constantly tracking current and future market trends and reviewing offerings of new suppliers.

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

Large Established Distribution Infrastructure

We have a fully developed distribution network through our three distribution centers in California. We work with a network of third-party common carrier trucking/freight companies that service our customers throughout the U.S., Canada and across the globe. We receive daily customer orders via our business-to-business e-commerce platform. Orders are then routed to the applicable distribution center and packed for shipments. Most of our customer orders are shipped within one business day of order receipt.

Competition

The markets in which we sell our products are highly competitive and fragmented. Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment, as well as other online product resellers on large online marketplaces such as Amazon.com and eBay. Our industry is highly fragmented with more than 1,000 retail outlets throughout the U.S. We compete with companies that have greater capital resources, facilities and diversity of product lines. Our competitors could also introduce new hydroponic growing equipment, and as manufacturers are able to sell equipment directly to consumers, our distributors could cease selling products to us.

Notwithstanding the foregoing, we believe that our pricing, inventory and product availability, and overall customer service provide us with the ability to compete in this marketplace. We believe that we have the following core competitive advantages over our competitors:

•	In addition to our in-house branded products, we distribute products from hundreds of third-party brands, ensuring that whatever a customer’s particular need may be, they need look no further than iPower for their gardening needs.
•	Our knowledgeable and experienced sales team can provide guidance and insights, whether dealing with a seasoned commercial entity or a first-time purchaser looking to get their grow operations off the ground.
•	The convenience of our e-commerce platform allows customers to shop from the comfort of their own home and have their purchases shipped directly to them.
•	We offer top-to-bottom solutions, from custom build-outs to nutrients in order to ensure that their grow operations flourish and provide significant yields.
•	We view ourselves as an industry leader, offering products and new technologies from the largest and most trusted names in the business, as well as our own in-house branded products.

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

As we believe certain unknown number of our end users are in the business of growing cannabis, we believe we have benefited from the nationwide efforts to legalize marijuana at the state level. To date, a total of 44 states plus the District of Columbia (“D.C.”) have legalized cannabis in one form or another, with 15 states plus D.C. have legalizing marijuana for adult use, including both medicinal and recreational, 20 states having legalized marijuana for medical purposes only, and 12 states have legalized the use of CBD oil (a concentrated form of hemp extract) only. According to the 2019 US Cannabis Cultivation Report published by New Frontier Data, United States cultivation output is expected to grow from 29.8 million pounds in 2019 to 34.4 million pounds by 2025. According mjbizdaily.com, the U.S. retail cannabis industry grew to a record $27 billion in sales in 2021, is expected to hit $33 billion in 2022, with expected annual sales of $52.6 billion by 2026. (See https://mjbizdaily.com/us-cannabis-sales-estimates/).We intend to leverage the growth of cannabis and CBD products, in tandem with its increased legalization, to further build our brand and promote our hydroponics equipment and products within the cannabis community.

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

Corporate Structure

We have been conducting business as iPower Inc. (formerly BZRTH Inc.) since our formation in 2018 and subsequent acquisition of the assets, and certain liabilities, of BizRight LLC. In order to diversify and facilitate the Company’s marketing and research and development activities, we used two variable interest entities, E Marketing Solution Inc. (“E Marketing”) and Global Products Marketing Inc. (“GPM”), to perform and conduct certain aspects of our business relative to marketing, banking and cash management. E-Marketing and GPM were wholly owned by one of our shareholders, Shanshan Huang, and one of our founders and majority shareholders, Chenlong Tan. See “Certain Relationships and Related Transactions” on page 84 of this report. On May 18, 2021, the Company entered into equity purchase agreements (“Equity Purchase Agreements”) with the shareholders of E Marketing and GPM, pursuant to which we acquired 100% of the equity interests of each of E Marketing and GPM for nominal consideration and E Marketing and GPM became our wholly owned subsidiaries.

On February 15, 2022, the Company acquired Anivia Limited (“Anivia”). Anivia indirectly owns Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”), which is a wholly foreign-owned enterprise of Fly Elephant Limited. Dayourenzai (Shenzhen) Technology Co., Ltd. controls, through contractual arrangements, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC and is located in Shenzhen, China (“DHS”). DHS is principally engaged in selling of a wide range of products and providing logistic services in the PRC and has been iPower’s sole source of supplies and logistics support for products purchased from the PRC since iPower’s inception. In 2021, iPower purchased more than 60% of its products and supplies from or through DHS.

In addition, on February 10, 2022 and January 14, 2022, respectively, we entered into joint venture agreements with Global Social Medial, LLC, a Nevada limited liability company formed in 2022 which provides social media platform and services to assist business in product marketing (“GSM”), and Box Harmony, LLC, a Nevada limited liability company formed in 2022 which provides logistic services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States with such logistic services to include, without limitation, receiving, storing and transporting such products (“Box Harmony”). We have 60% equity interest in GSM and a 40% equity interest in Box Harmony.

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

Employees

As of September 27, 2022, we have a total of 80 full-time and seven part-time employees and consultants. None or our employees are subject to collective bargaining agreements.

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

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 8 of this Annual Report on Form 10-K may cause us not to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

•	The ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, results from operations, or the businesses of our suppliers, vendors and logistics partners.
•	The continuing COVID-19 pandemic and the efforts to mitigate its impact may have an adverse impact on our business, liquidity, operations, financial condition, the businesses of our suppliers, vendors and logistics partners, and the price of our securities.
•	Our Company’s founders own approximately 54.26% of our Common Stock, which effectively gives our founders full control over the board of directors and management of the Company for the foreseeable future.
•	The Company faces intense competition in the hydroponics marketplace which could prohibit us from developing or increasing our customer base beyond present levels.
•	Our ability to ensure consistency in the quality of our products and supply chain.
•	Approximately 90% of our current revenues are derived from sales of our products through online third-party platforms, including Amazon.com, Walmart and eBay; any disruption to these business channels could be detrimental to our business.
•	Potential disruption of our business and supply chain that may be caused by any conflicts, trade wars or currency fluctuations or tariffs between China and the U.S.
•	In the event we require additional capital resources to fund our enterprise, we may not be able to obtain sufficient capital and may be forced to limit the expansion of our operations.
•	Certain of our products may be purchased for use in new and emerging industries or segments, such as cannabis, and may be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.
•	Our business depends significantly on the continuing efforts of our management team and our business may be impacted if we should lose their services.
•	Certain relationships, acquisitions, strategic alliances, and investments could result in operating issues, dilutions, and other harmful or unintended consequences which may adversely impact our business and the results of our operations.
•	Our continued investment and development in our in-house branded products is inherently risky and could disrupt our ongoing business.
•	If the Company is unable to maintain and continue to develop our e-commerce platform, our reputation and operating results may be materially harmed.
•	As the bulk of our sales are carried out through e-commerce, we are subject to certain cyber security risks, including hacking and stealing of customer and confidential data.
•	There are a myriad of risks, including stock market volatility, inherent in owning our securities.

Risks Related to Our Business and Products

We sell proprietary brand offerings, as well as third party brands, which could expose us to various risks.

We rely on different intellectual property rights, including trade secrets and trademarks and the strength of our proprietary brands, which we consider important to our business. If we are unable to protect or preserve the value of our intellectual property rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged, and our business may be harmed.

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

The ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, or results of operations.

On February 24, 2022, Russia initiated a military offensive in Ukraine. While neither Ukraine nor Russia is a key supplier of ours, the scope, intensity, duration and outcome of the ongoing war is uncertain and its continuation or escalation could have a material adverse effect on iPower due to the general impact on the global supply chain and prices of certain commodities. While we presently have no business or direct trade relationships with entities located in Russia or Ukraine, the ongoing conflict between Russia and Ukraine could potentially cause supply chain disruptions that could disrupt our business should any of our end-suppliers rely on supplies, products or shipments from those regions.

In response to the war, the United States, other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. Any continuation or escalation of the war may trigger a series of additional economic and other sanctions. Certain companies have experienced negative reactions from their investors, employees, customers, or other stakeholders as a result of their action or inaction related to the war between Russia and Ukraine. We continue to monitor the reactions of our investors, employees, customers and other stakeholders and, as of the date of this report, have neither experienced any material adverse financial impacts nor suffered from the loss of key customers or employees.

In addition, the risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies’ continued operations in Russia. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.

We insure ourselves against many types of risks; however, while this insurance may mitigate certain of the risks associated with the ongoing war, our level of insurance may not cover all losses we could incur. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and the efforts to mitigate its impact may have an adverse effect on our business, liquidity, results of operations, financial condition and price of our securities.

The ongoing pandemic involving the novel strain of coronavirus, or COVID-19, and the measures taken to combat it, may have certain and adverse effects on our business. Public health authorities and governments at local, national and international levels have announced various measures to respond to this pandemic. Some measures that directly or indirectly impact our business include:

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

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption. While we have resumed normal business hours and operations in recent months, it is unknown whether we may have additional COVID-19 restrictions or health emergencies in the future. Should we experience such additional restrictions and business disruptions, we may experience unanticipated costs and operational uncertainty. We cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures have negatively impacted, and may continue to impact, our business and financial condition as the responses to control COVID-19 continue.

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

An estimated 90% of our sales are carried out through third-party platforms, including Amazon.com, Walmart, and eBay; any disruption in our selling efforts on such third party platforms could substantially disrupt our business.

While we maintain our own website, www.Zenhydro.com, as well as our offline wholesale department, which together account for approximately 10% of our sales, a large percentage of our overall sales, or approximately 90%, occurred on third party platforms such as Amazon.com, Walmart, and eBay. As such, should we experience a disruption in our sales on third party platforms, or should such third party platforms somehow come to rank us unfavorably or fail to list our products, this could negatively affect our overall sales and, thus, negatively impact our overall revenues.

Many of our suppliers are experiencing operational difficulties as a result of COVID-19, which in turn may have an adverse effect on our ability to provide, or timely provide, products to our customers. Any disruption in our supply chain, including an increase in shipping and/or storage costs, and the consistency and availability of our supply chain, could negatively affect our revenues and overall business strategy.

The measures being taken to combat the pandemic are impacting our suppliers and may have a destabilizing affect on our supply chain. For example, some manufacturing plants have closed and work at other plants has been curtailed in many places where we source our products. Some of our suppliers have had to temporarily close a facility for disinfecting after employees tested positive for COVID-19, and others have faced staffing shortages from employees who are sick or apprehensive about coming to work. Further, the ability of our suppliers to ship their goods to us has become difficult as transportation networks and distribution facilities have had reduced capacity and have been dealing with changes in the types of goods being shipped, all of which have caused an increase in shipping costs and affected the availability of inventories to meet our sales demand.

Thus, the difficulties experienced by our suppliers have resulted in longer purchase lead times, increased inventory build up as a result of shipping delays, along with increased ocean freight and storage costs. Nonetheless, we have continued to deliver products to our customers and the fact that we do not significantly depend on any one supplier has helped to lessen any disruptions. Nonetheless, should there be any further disruption caused by the pandemic, it may negatively affect our inventory and delay our ability to timely deliver merchandise to our stores and customers, which in turn will adversely affect our revenues and results of operations. If the difficulties experienced by our suppliers continues, we cannot guarantee that we will be able to locate alternative sources of supply for our merchandise on acceptable terms, or at all. If we are unable to purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.

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

We are heavily reliant on manufacturers in China to produce many of the goods we sell in that approximately 84% of the products we purchased for resale during the fiscal year ending June 30, 2022 were manufactured in and imported from China. At present, we have 31 suppliers in the U.S. and more than 100 suppliers in China. However, of these, approximately 5% of the goods sourced in China were purchased through our newly acquired VIE, DHS. The U.S. and China have been involved in ongoing trade disputes, resulting in increased tariffs when such goods arrive in the U.S., among other things. Any changes in U.S. trade policy, or an escalation in the ongoing trade disputes, could trigger retaliatory actions, resulting in “trade wars” and an increase in costs for goods imported into the United States. Such actions could disrupt our supply chain. In addition, increased tariffs could, in turn, reduce customer demand for such products as such tariffs could cause us to have to increase the price at which we sell our goods, or it could result in trading partners limiting their trade with the United States. To date, iPower has absorbed some of the costs related to increased tariffs. However, should we be unable to continue to absorb such costs, or should we need to pass all such costs on to consumers, such increase could cut into our competitive advantage and our volume of sales activity in the United States could be materially reduced. Any such reduction may materially and adversely affect our sales and our business.

Our China-based subsidiaries, Dayourenzi (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd., through which we procure the majority of our inventory and overseas logistical support, are owned through contractual agreements, as required by the laws of the People’s Republic of China (“PRC”). As a result, the Chinese government could potentially exercise significant oversight and/or discretion over the business and operations of our China-based subsidiaries and could potentially intervene in or influence the operations of those businesses at any time.

We recently acquired two China-based subsidiaries, Dayourenzi (Shenzhen) Technology Co., Ltd. (the WFOE”) and Daheshou (Shenzhen) Information Technology Co., Ltd. (the “Operating Company”). (The WFOE and the Operating Company together are referred to as our “China-based Subsidiaries”). The Operating Company has historically provided the bulk of our China-based procurement and logistical needs and we believe its acquisition will serve to streamline our procurement of goods and shipping, as well as reduce costs by bringing these services in house. Our China-based subsidiaries are owned by us through contractual arrangements with our Hong Kong subsidiary, Fly Elephant Limited, and its parent company, Anivia Limited, a British Virgin Islands company. In addition, our China-based subsidiaries may be at risk of influence by the PRC government as they are subject to the laws, rules and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our China-based Subsidiaries, and the regulations to which they are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our own policies and practices. New laws, regulations and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may, as regards our China-based subsidiaries:

●	Delay or impede development,

●	Result in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our China-based business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, could restrict or otherwise unfavorably impact the ability or manner in which we conduct the business of our China based subsidiaries and could require us to change certain aspects of their business to ensure compliance, which could delay our procurement of goods, reduce revenues, increase costs, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented in the PRC, our business, financial condition, and results of operations could be adversely affected.

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

A significant proportion of our sales occur on the Amazon.com platform. For the years ended June 30, 2022 and 2021, Amazon Vendor and Amazon Seller customers accounted for 88% and 80% of the Company's total revenues, respectively, and as of June 30, 2022 and 2021, accounts receivable from Amazon Vendor and Amazon Seller accounted for 94% and 98% of the Company’s total accounts receivable, respectively. Any disruption in our sales or accessibility to Amazon, or any negative action taken by Amazon related to our sales, could negatively affect our business.

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

We rely on a limited number of suppliers for certain of our hydroponic products and other supplies. For the years ended June 30, 2022 and 2021, one supplier accounted for 18% and three suppliers accounted for 38% (18%, 10% and 10%) of the Company's total purchases, respectively. Such reliance on a limited number of suppliers may increase our risk of experiencing disruptions in our business. As we do not have any long-term supply agreements, in the event we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experience other financial distress or if any of our key suppliers is negatively impacted by COVID-19, including with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We source many of our product components from outside of the United States. The general availability and price of those components can be affected by numerous forces beyond our control, including political instability, the conflict between Russia and Ukraine, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather. A significant disruption in the availability of any of our key product components could negatively impact our business. In addition, increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Our proprietary technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

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

We engage in interest-based advertising on our e-commerce website. U.S. and foreign governments have enacted or are considering legislation related to digital advertising and we expect to see an increase in legislation and regulation related to digital advertising, the collection and use of user data and unique device identifiers, such as IP address, and other data protection and privacy regulation. Such laws and legislation could affect our costs of doing business.

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

Prior to our initial public offering in 2021, we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation or arbitration in the event we are not able to come to agreement on amounts Boustead deems itself to be owed under such agreement.

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), we engaged Boustead to act as our exclusive placement agent for private placements of our securities and as a potential underwriter for our initial public offering. The Engagement Agreement set forth certain terms and conditions, including that in the event the Company completed a private placement or a public offering of its securities, Boustead would receive (i) cash compensation equal to 7% of the offering proceeds, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company, plus (iii) warrants to purchase the equivalent of 7% of the stock issued in such offering. The term of the Engagement Agreement was the later to occur of (i) 18 months from the date Boustead received an executed copy of the Engagement Agreement from the Company or (ii) 12 months from the completion date of the initial public offering or (iii) the mutual written agreement of the Company and Boustead. Upon the termination or expiration of the Engagement Agreement, the Company was required to pay to Boustead any out-of-pocket expenses incurred up to the date thereof. In addition, upon termination or expiration of the Engagement Agreement, Boustead was entitled to a success fee, as set forth in the Engagement Agreement, if the Company completed a sale, merger, acquisition, joint venture, strategic alliance, or other similar agreement with a party, including the pre-IPO and IPO investors, or which became aware of the Company or which became known to the Company prior to such termination or expiration, during the twelve (12) month period following the termination or expiration of the Engagement Agreement. On February 28, 2021 we informed Boustead that we were terminating the Engagement Agreement and any continuing obligations we may have had under its terms. On April 15, 2021, we provided formal written notice to Boustead of our termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 16, 2021, counsel to Boustead advised us that they believed our termination of the Engagement Agreement was improper and threatened to seek immediate judicial intervention to obtain injunctive relief and damages. On April 21, 2021, our special litigation counsel responded to such allegations and threats, refuting Boustead’s claims. On April 23, 2021, counsel to Boustead provided written notice stating that, subject to the size of our initial public offering, they believe they will be entitled to 7% of the capital raised in addition to warrants. On April 30, 2021, Boustead filed a statement of claim with the Financial Industry Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. We are presently waiting for the FINRA panel to schedule a hearing on the matter. While we believe we have meritorious defenses against Boustead’s claims, we cannot provide assurance that any potential monetary damages arising from the Boustead dispute will not be in excess of 7% of the capital raised in our initial public offering. The party prevailing in any proceeding under the Engagement Agreement may be entitled to their costs and attorneys’ fees, which could be substantial. As such, any proceeding arising from our Engagement Agreement with Boustead may be expensive to defend and could result in a substantial settlement payment or damages award, and there can be no assurance of a favorable outcome for us. In addition, we have indemnified D.A. Davidson & Co. and the other underwriters against any liability or expenses they may be subject to or incur in connection with the Boustead dispute.

General Risk Factors Related to Our Business

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, and results of operations. Since inception, aside from a dispute with the placement agent of our 2020-2021 pre-IPO private placements, the Company has not been a party to any material litigation. See “Business—Legal Proceedings” for additional information.

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

During the ordinary course of business, we anticipate that we will be exposed to certain liabilities that are unique to the products we provide. We currently maintain only general liability, umbrella liability, business personal property and business income insurance policies and there can be no assurance that we will acquire or maintain insurance for certain risks, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain and maintain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations.

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

The conflict between Russia and Ukraine may have the effect of heightening many of the other risks described in this “Risk Factors” section.

To the extent the conflict between Russia and Ukraine may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, as well as other risks which we may not be currently aware of.

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

Our founders, officers and directors collectively will beneficially own approximately 54.26% of our outstanding shares of Common Stock. As a result, such individuals will, for the foreseeable future, have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company. See “Principal Stockholders” for further discussion of the stockholding of our founders and principal stockholders.

Future sales of our Common Stock in the public market could cause the market price of our Common Stock to decline.

As a public company, sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As our securities are publicly-traded and even though an active market for our Common Stock has developed, the market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

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

ITEM 2. PROPERTIES

Our principal offices are located at 2399 Bateman Avenue, Duarte, CA 91010, which property is approximately 48,867 square feet and we lease at the rate of approximately $42,000 per month. This property serves as both our principal offices and our primary fulfillment center. We also lease approximately 99,347 square feet of space located at 8798 9th Street, Rancho Cucamonga, California, which space is used for the storage and distribution of hydroponic equipment, lighting and garden accessories, home products, pet products, other consumer products and other ancillary uses. The term of the Rancho Cucamonga lease is for 74 months. The lease commencement date is February 10, 2022, the rent commencement date is May 11, 2022 and the expiration date is May 31, 2028. The base rental fee is $114,249 to $140,079 per month through the expiration date, May 31, 2028.

In addition to our primary fulfillment centers in Duarte and Rancho Cucamonga, we maintain a 22,700 square foot fulfillment center located at 14750 E. Nelson Avenue, Unit #I, Industry City, CA 91744, which we have leased at the rate of approximately $28,000 per month since September 2020.

On February 15, 2022, upon completion of the acquisition of Anivia Limited, the Company assumed operating lease of offices in People’s Republic of China.

On May 1, 2022, the Company leased another fulfillment center at 2397 Bateman Avenue, Duarte, CA 91010, which is approximately 49,500 square feet. The base rental fee is $56,000 to $59,410 per month through April 30, 2025.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

Our former placement agent, Boustead Securities LLC, has brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. We are presently waiting for the FINRA panel to schedule a hearing date on the matter. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. However, we have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our initial public offering against any liability or expense they may incur or be subject to arising out of the Boustead dispute. In addition, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding for such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – Prior to our initial public offering we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation in the event we are not able to come to agreement on the amounts Boustead deems itself to be owed under such agreement” and “Certain Relationships and Related Transactions.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “IPW” on May 14, 2021. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock for the fiscal year ended June 30, 2022, as reported by the NASDAQ:

	High	Low
2022
First Quarter	$8.78	$3.92
Second Quarter	3.97	2.08
Third Quarter	2.43	1.27
Fourth Quarter	1.85	1.00

2021
Fourth Quarter	$8.35	$4.83

Holders

As of September 27, 2022, we had 23 holders of record of our common stock and 29,572,382 shares of common stock issued and outstanding.

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

The following table provides information as of June 30, 2022 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,469,674	$1.12	1,530,326
Equity compensation plans not approved by security holders (1)	–	–	–
Total	3,469,974	$1.12	1,530,326

Recent Sales of Unregistered Securities

Set forth below is information regarding all securities issued by us within the past three years. Also included is the consideration received by us for such securities, if any, and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On February 15, 2022, pursuant to the terms of a share transfer framework agreement (the “Transfer Agreement”) for acquisition of 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries and VIE, the Company issued 3,083,700 restricted shares (subject to a lock-up period of 180 days and insider trading rules) of the Company’s common stock to White Cherry Limited, a BVI company (“White Cherry”). Please see Note 4 of the Notes to Consolidated Financial Statements for details.

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

Overview

iPower Inc. is an online hydroponic equipment supplier based in the United States. Through the operations of our e-commerce platform, www.Zenhydro.com, our 99,000 square foot fulfillment center in Rancho Cucamonga, California, and our combined 121,000 square foot fulfillment centers in Los Angeles, California, we believe we are one of the leading marketers, distributors and retailers of grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and accessories for hydroponic gardening, based on management’s estimates. We have a diverse customer base that includes commercial users and individuals. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth, both in terms of expanding customer base as well as brand and product development.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands, and consist of more than 4,000 SKUs of products such as grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the fiscal year ended June 30, 2022, our top five product categories accounted for 70% of our total sales. While we will continue focusing on our top products, we are working to expand its product line to include nutrients.

Recent Acquisitions and Joint Ventures

On February 15, 2022, in exchange for total consideration with a fair value of $10.6 million, we acquired 100% of the ordinary shares of Anivia Limited (the “Target Company”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), the Target Company, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. The Target Company owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through a series of contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (the “Operating Company”) and located in Shenzhen, China. The Operating Company is principally engaged in selling of a wide range of products and providing logistic services in the PRC.

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

Under the terms of the GSM limited liability operating agreement (the “GSM LLC Agreement”), the Company will contribute $100,000 to the capital of GSM and Bro Angel granted GSM, pursuant to the terms of an intellectual property licensing agreement, dated February 10, 2022 (the “IP License Agreement”), an exclusive worldwide paid up right and license to use all intellectual property of Bro Angel and its members for the purpose of furthering the proposed business of GSM. The LLC Agreement prohibits the issuance of additional GSM Equity Units and certain other actions unless approved in advance by the Company.

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

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine may nonetheless increase the likelihood of supply chain interruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruption, we have experienced a decrease in the speed with which we are able to purchase new inventory, as well as an increase in costs due to delays in shipping, resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

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

For the years ended June, 2022 and 2021

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Year Ended June 30, 2022	Year Ended June 30, 2021	Variance
Revenues	$79,418,473	$54,075,922	46.9%
Cost of goods sold	46,218,580	31,257,358	47.9%
Gross profit	33,199,893	22,818,564	45.5%
Selling, fulfillment, general and administrative expenses	30,887,856	19,858,000	55.5%
Operating income	2,312,037	2,960,564	(21.9%	)
Other (expenses)	(248,419)	(2,969,551)	(91.6%	)
Income (Loss) before income taxes	2,063,618	(8,987)	23,062.3%
Income tax expenses	558,975	766,762	(27.1%	)
Net income (loss)	1,504,643	(775,749)
Non-controlling interest	(13,232)	–
Net income (loss) attributable to iPower Inc.	1,517,875	(775,749)	295.7%
Other comprehensive income	5,678	–
Comprehensive income (loss) attributable to iPower Inc.	$1,523,553	$(775,749)	296.4%

Gross profit % of revenues	41.80%	42.20%
Operating income % of revenues	2.91%	5.47%
Net income (loss) attributable to iPower Inc. % of revenues	1.91%	(1.43% )

Revenues

Revenues for the year ended June 30, 2022 increased 46.9% to $79,418,473 as compared to $54,075,922 for the year ended June 30, 2021. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was positively impacted by people continuing to shop online and pursuing gardening and growing projects during the COVID-19 pandemic. However, while the revenues for the current year improved over last year, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions and shipping delays caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the year ended June 30, 2022 increased 47.9% to $46,218,580 as compared to $31,257,358 for the year ended June 30, 2021. The increase was due to an increase in sales as discussed above. In addition, we experienced a slight increase of cost of goods sold as a percentage of revenue resulting from a combination of an increase of import duty and freight charges and selling more products under in-house brands as opposed to third party brands. See discussions on gross profit below.

Gross Profit

Gross profit was $33,199,893 for the year ended June 30, 2022 as compared to $22,818,564 for the year ended June 30, 2021. The gross profit ratio was slightly decreased to 41.80% for the year ended June 30, 2022 from 42.20% for the year ended June 30, 2021. The slight decrease was mainly due to an increase of import duty and freight charges, which was partially offset by an increase in sales, as discussed above, and selling more products under in-house brands as opposed to third party brands. The gross margin for in-house branded products is, on average, 20% higher than our gross margin for third party brands.

Selling, Fulfillment, General and Administrative Expenses

Selling, fulfillment, general and administrative expenses for the year ended June 30, 2022 increased 55.5% to $30,887,856 as compared to $19,858,000 for the year ended June 30, 2021. The increase was mainly due to an increase in selling and fulfillment expenses of $5.7 million and general and administrative expenses of $5.3 million, which included payroll expenses, warehouse and storage fees, stock-based compensation expense, legal and professional fees in connection with the acquisition and joint ventures, insurance expenses, and other operating expenses including expenses associated with being a publicly traded company. We have recorded a net loss for the three months ended June 30, 2022 comparing to last quarter due to the increase in the operating expenses.

Other (Expense)

Other (expenses) consist of interest expense, financing fees and other non-operating income (expenses). Other expenses for the year ended June 30, 2022 were $(248,419) as compared to $(2,969,551) for the year ended June 30, 2021. The decrease in other expenses was mainly due to a decrease of amortization of debt discount of $1.5 million, and change in fair value of conversion feature and warrant liabilities of $1.4 million resulted from the issuance of our Series A Convertible Preferred Stock, convertible notes and warrants during the year ended June 30, 2021.

Net Income (Loss) Attributable to iPower Inc.

Net income (loss) attributable to iPower Inc. for the year ended June 30, 2022 was $1,517,875 as compared to net loss of $775,749 for the year ended June 30, 2021, representing an increase of $2,293,624. The increase in net income as percentage of revenues for the year ended June 30, 2022 was primarily due to the changes in operating and non-operating income and expenses discussed above and the slight decrease in income tax resulting from decrease in taxable income from operations, the deferred taxes and revision of income tax provision based on actual income taxes paid for the year ended June 30, 2021.

Comprehensive Income (loss) Attributable to iPower Inc.

Comprehensive income (loss) attributable to iPower Inc. for the year ended June 30, 2022 was $1,523,553 as compared to comprehensive loss of ($775,749) for the year ended June 30, 2021, representing an increase of $2,299,302. The increase was due to the reasons discussed above and the other comprehensive income of $5,678, which was the foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During year ended June 30, 2022 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through completion of two private placements in 2020 and 2021, completion of our initial public offering in May of 2021, and borrowing under our credit facility and loans from the Small Business Administration and JPMorgan Chase Bank. We had cash and cash equivalents of $1,821,947 as of June 30, 2022, representing a $4,829,758 decrease from $6,651,705 in cash as of June 30, 2021. The cash decrease was primarily the result of the increase in net cash used in operating activities, including increased investment in inventory to support our increasing sales, payment of income taxes, and the increase in accounts receivable from Amazon resulting from increased sales.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. In addition, we have approximately $12.0 million unused credit under the revolving line with JPM. Given our current working capital position an available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of June 30, 2022 and 2021, our working capital was $32,300,646 and $23,281,891, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Net cash used in operating activities for the years ended June 30, 2022 and 2021 was $16,603,005 and $12,756,949, respectively. The increase in use of cash in operating activities resulted from an increased purchase of products in order to maintain the higher inventory levels required to meet our increasing sales volumes, payment of income taxes, and the increase in accounts receivable resulted from increased sales.

Investing Activities

For the years ended June 30, 2022 and 2021, net cash used in investing activities was $139,386 and $61,498, respectively, The increase in use of cash in investing activities was mainly related to the purchase of office equipment and investment in joint venture, which was partially offset by cash acquired from acquisition of Anivia in February 2022.

Financing Activities

Net cash provided by financing activities was $11,911,916 and $18,492,517, respectively, for the years ended June 30, 2022 and 2021. The main reason the Company experienced a decrease in net cash provided by financing activities was primarily due to receiving $12.4 million in proceeds from the draw-down of a $25 million asset-based revolving loan facility with JPMorgan Chase Bank comparing to net proceeds of $16.6 million from our IPO, our revolving facility with WFC and the closing of our private placements of an aggregate of $345,000 in Series A convertible preferred stock and $3,000,000 in convertible notes in the fiscal year ended June 30, 2021.

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

Equity method investment

The Company accounts for its ownership interest in Box Harmony, a 40% owned joint venture, following the equity method of accounting, in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, additional procedures must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Intangible Assets, net

Finite life intangible assets at June 30, 2022 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including the intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of June 30, 2022, there were no indicators of impairment.

Stock-based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. In addition to the requisite service period, the Company also evaluates the performance condition and market condition under ASC 718-10-20. For an award that contains both a performance and a market condition, and where both conditions must be satisfied in order for the award to vest, the market condition is incorporated into the fair value of the award, and that fair value is recognized over the employee’s requisite service period or nonemployee’s vesting period if it is probable that the performance condition will be met. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed) because the vesting condition in the award has not been satisfied.

The Company will recognize forfeitures of such equity-based compensation as they occur.

Recently issued accounting pronouncements

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 82): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security. This standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for the Company on July 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective. For public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The adoption of ASU 2020-01 is not expected to have material impact on the Company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2021; however, early adoption is permitted. The Company does not expect the adoption of this standard have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The adoption of ASU 2017-04 is not expected to have material impact on the Company's Consolidated Financial Statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Recent Financings

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and to be amortized over three years as financing expenses, the term of the ABL. For the year ended June 30, 2022, the Company recorded in interest expense – $176,812 of amortization of debt discount and $182,543 of interest expense and credit utilization fees. As of June 30, 2022, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $12,314,627, including interest payable of $182,543.

Promissory note payable and Investment Payable

On February 15, 2022, as part of the consideration for acquisition of Anivia Limited, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. For the year ended June 30, 2022, the Company recorded accrued interest of $78,750 and amortization of note premium of $18,609. As of June 30, 2022, the outstanding balance of the Purchase Note was $3,660,770, including $78,750 of accrued interest and $82,020 of unamortized premium.

In addition, $1,500,000 in cash was to be paid after closing. However, as of the date of this report, the $1.5 million cash portion of the consideration, which was presented as an investment payable, had not yet been paid as the seller’s bank account was still not opened due to delays in accessing the bank resulting from COVID-19 conditions and restrictions in place in Hong Kong and China.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iPower, Inc. (f/k/a BZRTH, Inc.) and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iPower, Inc. (f/k/a BZRTH, Inc.) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the two years then ended and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California

September 28, 2022

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2022 and 2021

	June 30,	June 30,
	2022	2021

ASSETS
Current assets
Cash and cash equivalent	$1,821,947	$6,651,705
Accounts receivable, net	17,432,287	7,896,347
Inventories, net	30,433,766	13,065,741
Other receivable - related party	51,762	–
Prepayments and other current assets	5,444,463	4,693,000
Total current assets	55,184,225	32,306,793

Non-current assets
Right of use - non current	10,453,282	1,819,421
Property and equipment, net	544,633	55,659
Non-current prepayments	925,624	1,357,292
Goodwill	6,094,144	–
Investment in joint venture	43,385	–
Intangible assets, net	4,929,442	–
Other non-current assets	406,732	99,645
Total non-current assets	23,397,242	3,332,017

Total assets	$78,581,467	$35,638,810

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$9,533,408	$3,940,963
Credit cards payable	807,687	584,311
Customer deposit	273,457	297,407
Other payables and accrued liabilities	5,915,220	2,487,441
Advance from shareholders	92,246	–
Short-term loans payable	–	162,769
Investment payable	1,500,000	–
Lease liability - current	2,582,933	731,944
Long-term loan payable - current portion	–	29,244
Long-term promissory note payable - current portion	1,879,065	–
Income taxes payable	299,563	790,823
Total current liabilities	22,883,579	9,024,902

Non-current liabilities
Long-term loan payable	–	458,571
Long-term revolving loan payable, net	12,314,627	–
Long-term promissory note payable, net	1,781,705	–
Deferred tax liabilities	939,115	–
Lease liability - non-current	8,265,611	1,169,552
Total non-current liabilities	23,301,058	1,628,123

Total liabilities	46,184,637	10,653,025

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and 2021	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,572,382 and 26,448,663 shares issued and outstanding at June 30, 2022 and 2021*	29,573	26,449
Additional paid in capital	29,111,863	23,214,263
Retained earnings	3,262,948	1,745,073
Non-controlling interest	(13,232)	–
Accumulated other comprehensive income (loss)	5,678	–
Total equity	32,396,830	24,985,785

Total liabilities and equity	$78,581,467	$35,638,810

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

iPower Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021

REVENUES	$79,418,473	$54,075,922

TOTAL REVENUES	79,418,473	54,075,922

COST OF REVENUES	46,218,580	31,257,358

GROSS PROFIT	33,199,893	22,818,564

OPERATING EXPENSES:
Selling and fulfillment	19,180,390	13,473,602
General and administrative	11,707,466	6,384,398
Total operating expenses	30,887,856	19,858,000

INCOME FROM OPERATIONS	2,312,037	2,960,564

OTHER INCOME (EXPENSE)
Interest income (expenses)	(458,159)	(153,785)
Other financing expenses	(80,010)	(148,139)
PPP loan forgiveness	–	175,500
Gain (Loss) on equity method investment	(6,616)	–
Other non-operating income (expense)	296,366	(2,843,127)
Total other (expenses), net	(248,419)	(2,969,551)

INCOME (LOSS) BEFORE INCOME TAXES	2,063,618	(8,987)

PROVISION FOR INCOME TAXES	558,975	766,762
NET INCOME (LOSS)	1,504,643	(775,749)

Non-controlling interest	(13,232)	–

NET INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$1,517,875	$(775,749)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	5,678	–

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$1,523,553	$(775,749)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	27,781,493	21,116,750

Diluted	27,781,493	21,116,750

EARNINGS (LOSSES) PER SHARE
Basic	$0.05	$(0.04)

Diluted	$0.05	$(0.04)

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

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended June 30, 2022 and 2021

	Common Stock *		Class B Common Stock *		Subscription	Additional Paid in	Retained	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Shares	Amount	Receivable	Capital	Earnings	interest	income (loss)	Total
Balance, June 30, 2020	20,204,496	$20,204	14,000,000	$14,000	$(14,000)	$389,490	$2,520,822	$–	$–	$2,930,516
Net income	–	–	–	–	–	–	(775,749)	–	–	(775,749)
Cash for Class B common stock	–	–	–	–	14,000	–	–	–	–	14,000
Conversion of Class B common stock	1,400,000	1,400	(14,000,000)	(14,000)	–	12,600	–	–	–	–
Shares issued for cash upon IPO	3,864,000	3,864	–	–	–	16,562,541	–	–	–	16,566,405
Shares issued upon conversions of debts	955,716	956	–	–	–	4,777,602	–	–	–	4,778,558
Shares issued upon exercise of warrants	24,451	25	–	–	–	36,679	–	–	–	36,704
Restricted stock units vested	–	–	–	–	–	110,683	–	–	–	110,683
Warrants	–	–	–	–	–	1,324,668	–	–	–	1,324,668
Balance, June 30, 2021	26,448,663	26,449	–	–	–	23,214,263	1,745,073	–	–	24,985,785
Net income	–	–	–	–	–	–	1,517,875	–	–	1,517,875
Non-controlling interest	–	–	–	–	–	–	–	(13,232)	–	(13,232)
Restricted shares issued for vested RSUs	40,019	40	–	–	–	(40)	–	–	–	–
Stock-based compensation	–	–	–	–	–	372,351	–	–	–	372,351
Shares issued for acquisition	3,083,700	3,084	–	–	–	5,525,289	–	–	–	5,528,373
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	5,678	5,678
Balance June 30, 2022	29,572,382	$29,573	–	$–	$–	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830

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

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2022 and 2021

	For the Years Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,517,875	$(775,749)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization expense	277,924	12,091
Inventory reserve	224,426	–
Credit loss reserve	70,000	–
PPP loan forgiven	–	(175,500)
Loss on equity method investment	6,616	–
Stock-based compensation expense	372,351	110,683
Non-cash operating lease expense	323,907	82,075
Amortization of debt premium/discount and non-cash financing costs	158,203	1,611,874
Change in fair value of warrants and conversion features	–	1,358,555
Change in operating assets and liabilities
Accounts receivable	(9,535,940)	(1,829,148)
Inventories	(17,592,451)	(7,322,560)
Deferred tax assets/liabilities	(449,998)	–
Prepayments and other current assets	637,865	(3,956,769)
Non-current prepayments	431,668	(1,357,292)
Other non-current assets	(254,380)	(99,645)
Accounts payable	5,592,444	(279,384)
Credit cards payable	223,376	(308,481)
Customer deposit	(23,950)	(443,894)
Other payables and accrued liabilities	1,906,317	546,583
Income taxes prepaid/payable	(489,258)	69,612
Net cash used in operating activities	(16,603,005)	(12,756,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(484,172)	(61,498)
Cash acquired on acquisition	394,786	–
Investment in joint venture	(50,000)	–
Net cash used in investing activities	(139,386)	(61,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	–	571,824
Payments to related parties	(51,762)	(705,617)
Proceeds from short-term loans	1,982,677	29,609,915
Payments of financing fees	(796,035)	(120,000)
Payments on short-term loans	(1,767,061)	(30,776,825)
Proceeds from convertible notes	–	3,000,000
Proceeds from long-term loans	13,031,912	–
Payments on long-term loans	(487,815)	(12,185)
Shares issued for cash	–	359,000
Gross proceeds from IPO	–	19,320,000
IPO offering costs in cash	–	(2,753,595)
Net cash provided by financing activities	11,911,916	18,492,517

EFFECT OF EXCHANGE RATE ON CASH	717	–

CHANGES IN CASH	(4,829,758)	5,674,070

CASH AND CASH EQUIVALENT, beginning of year	6,651,705	977,635

CASH AND CASH EQUIVALENT, end of year	$1,821,947	$6,651,705

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,851,652	$696,119
Cash paid for interest	$–	$153,785

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued for acquisition	$5,528,373	$–
Promissory note issued for acquisition	3,600,627	–
Investment payable for acquisition	1,500,000	–
Goodwill acquired in business acquisition	6,094,144	–
Identifiable intangible assets acquired in business acquisition	5,172,957	–
Other net assets/(liabilities) acquired in business acquisition	(638,101)	–
Right of use assets acquired under new operating leases	10,094,669	2,346,200
Reclassification of warrant liability to additional paid in capital	–	1,324,668
Conversion of debts to common stock	–	4,778,558
Exercise of warrants	–	36,704

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc.

Notes to Consolidated Financial Statements

As of June 30, 2022 and 2021 and for the Years Ended June 30, 2022 and 2021

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of advanced indoor and greenhouse lighting, ventilation systems, nutrients, growing media, grow tents, trimming machines, pumps and other products and accessories mainly in the North America.

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

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized in Note 4 below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”) and located in Shenzhen, China. See details on Note 4 below.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, E Marketing Solution Inc., Global Product Marketing Inc., Global Social Media, LLC, and Anivia Limited and its subsidiaries and VIE, including Fly Elephant Limited, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. All inter-company balances and transactions have been eliminated.

Emerging Growth Company Status

The company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of.

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

Foreign currency translation and transactions

The reporting and functional currency of iPower and subsidiaries is the U.S. dollar (USD). iPower’s WFOE and VIE in China uses the local currency, Renminbi (“RMB”), as its functional currency. Assets and liabilities of the VIE are translated at the current exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts of the VIE, with the exception of equity, on June 30, 2022, were translated at 6.6995 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the year ended June 30, 2022 was 6.5222 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and bank deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000, which is currently the maximum amount insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

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

Equity method investment

The Company accounts for its ownership interest in Box Harmony, a 40% owned joint venture, following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in Box Harmony’s statement of operations and a corresponding charge or credit to the carrying value of the asset.

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

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding has been provided by the Company following the February 15, 2022 acquisition. During the term of the agreements, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a variable interest entity (“VIE”) of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other.

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, additional procedures must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Intangible Assets, net

Finite life intangible assets at June 30, 2022 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including the intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of June 30, 2022, there were no indicators of impairment.

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

As of June 30, 2022, the outstanding principal balance of the Purchase Note was $3,660,770, including premium of $82,020 and $78,750 of accrued interest.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the years ended June 30, 2022 and 2021 were $2,718,082 and $1,783,573, respectively.

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related inbound freight and delivery fees.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the carrying amount of the outstanding borrowings.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the year ended June 30, 2022, sales through Amazon to Canada and other foreign countries were approximately 7.2% of the Company’s total sales. Sales of hydroponic products, including ventilation and grow light systems, was approximately 50% of the Company’s total sales and the remaining 50% consisted of general gardening, home goods, and other products and accessories. As of June 30, 2022, there were approximately $1.8 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, and majority of the Company’s revenues are derived from within the United States. Therefore, no geographical segments are presented.

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

Stock-based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. In addition to requisite service period, the Company also evaluates the performance condition and market condition under ASC 718-10-20. For an award which contains both a performance and a market condition, and where both conditions must be satisfied for the award to vest, the market condition is incorporated into the fair value of the award, and that fair value is recognized over the employee’s requisite service period or nonemployee’s vesting period if it is probable the performance condition will be met. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed) because the vesting condition in the award has not been satisfied.

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

Recently issued accounting pronouncements

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security. This standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for the Company on July 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective For public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The adoption of ASU 2020-01 is not expected to have material impact on the Company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022; however, early adoption is permitted. The Company does not expect the adoption of this standard have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The adoption of ASU 2017-04 is not expected to have material impact on the Company's Consolidated Financial Statements.

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

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. As of the date of this report, the Company had not exercised the option to purchase additional voting units from Xiao and TPA. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company, that a noncontrolling right that would not be substantive to overcome the majority voting interests held by TPA and Xiao.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of the operations. Based on ASU 2015-02, the Company consolidate GSM due to its majority equity ownership and control over operations. For the years ended June 30, 2022 and 2021, the impact of GSM’s activities were immaterial to the Company’s consolidated financial statements.

Note 4 - Acquisition of Anivia Limited and Subsidiaries and Variable Interest Entity

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”) and located in Shenzhen, China.

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

Total fair value of the consideration for the transaction was $10,629,000, which was paid to White Cherry as follows: at closing, the Company (i) paid $3,500,000 in the form of a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”), (ii) issued 3,083,700 restricted shares (subject to a lock-up period of 180 days and insider trading rules) of the Company’s common stock, and (iii) an additional $1,500,000 in cash was to be paid after closing.

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

The acquisition of Anivia was accounted for as a business combination under ASC 805. As the acquirer for accounting purposes, the Company has estimated the fair value of Anivia and its subsidiaries’ assets acquired and conformed the accounting policies of Anivia to its own accounting policies. The Company applied the income approach and cost approach in determining the fair value of the intangible assets, which intangible assets consisted of a covenant not to compete, supplier relationship and software. The fair value of the remaining assets acquired and liabilities assumed were not significantly different from their carrying values at the acquisition date. In addition, pursuant to the Transfer Agreement, the Sellers made certain representations and warranties, including that other than the items presented on the balance sheet on February 15, 2022, DHS, the operating VIE, was not subject to any loans, debts, liabilities, guarantees or other contingent liabilities at the Closing date. In the event of any breach of any of the representations and warranties, the sellers shall bear joint and several liability for any direct or indirect losses suffered by the Company as a result thereof. The Company recognized an approximately $6.1 million of goodwill in the transaction, which is primarily due to the subsumed assembled workforce intangible assets. Goodwill is not deductible for income tax purposes. The Company expensed with the acquisition, certain legal and accounting costs of $54,702, as general and administration expenses and $50,000 paid to JPM as financing fees.

The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date, February 15, 2022:

Fair Value of Purchase Price:
Cash	$1,500,000
Promissory note issued	3,600,627
Common stock issued	5,528,373
Total purchase consideration	$10,629,000

Purchase Price Allocation:
Covenant not to compete	$3,459,120
Supplier relationship	1,179,246
Software	534,591
Current assets	1,784,113
Property and equipment	46,548
Rent deposit	52,707
ROU asset	234,578
Goodwill	6,094,144
Deferred tax liabilities	(1,389,113)
Current liabilities	(1,143,076)
Lease liability	(223,858)
Total purchase consideration	$10,629,000

As of the date of this report, the $1.5 million cash portion of the consideration, which was presented as investment payable, had not been paid as the seller’s bank account was still not opened due to the delay caused by the COVID-19 conditions in Hong Kong and China.

The results of operations of Anivia for the period from February 16, 2022 through June 30, 2022 were included in the Company's consolidated financial statements as of and for the year ended June 30, 2022. See Note 5 for details.

Pro Forma Financial Information

The following pro forma information presents a summary of the Company’s combined operating results for the years ended June 30, 2022 and 2021, as if the acquisition had occurred on July 1, 2020. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Years ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Total Revenues	$79,418,473	$54,075,922
Income from Operations	$3,133,112	$3,261,067
Basic and diluted income per share	$0.08	$(0.03)

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

As of June 30, 2022 and 2021, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the years indicated:

	June 30, 2022	June 30, 2021
Cash in bank	$271,164	$–
Prepayments and other receivables	$1,374,698	$–
Rent deposit	$50,036	$–
Office equipment, net	$57,730	$–
Right of use - noncurrent	$153,064	$–
Advance from shareholders	$92,246	$–
Accounts payable	$121,073	$–
Lease liability	$154,418	$–
Income tax payable	$299,563	$–
Other payables and accrued liabilities	$188,066	$–

The operating results of the VIE were as follows for the period from February 15, 2022 to June 30, 2022:

June 30, 2022
Revenue	$–
Net loss after elimination of intercompany transactions	$1,272,705

For the period from February 16, 2022 to June 30, 2022, the VIE contributed approximately $4.8 million of revenue and $0.9 million of net income before elimination.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	June 30, 2022	June 30, 2021
Accounts receivable	$17,502,287	$7,896,347
Less: allowance for credit losses	(70,000)	–
Total accounts receivable	$17,432,287	$7,896,347

There was no credit loss for the year ended June 30, 2021.

Note 7 – Inventories, net

As of June 30, 2022 and 2021, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $30,433,766 and $13,065,741, respectively.

As of June 30, 2022 and 2021, allowance for obsolescence was $320,000 and $95,574, respectively.

Note 8 – Prepayments and other current assets

As of June 30, 2022 and 2021, prepayments and other current assets consisted of the following:

	June 30, 2022	June 30, 2021
Advance to suppliers	$3,938,881	$3,969,625
Prepaid income taxes	375,087	–
Prepaid expenses and other receivables	1,130,495	723,375

Total	$5,444,463	$4,693,000

Other receivables consisted of delivery fees of $56,884 and $178,581 and receivables from one and two unrelated parties for their use of the Company’s courier accounts at June 30, 2022 and 2021. As of the date of this report, the amount had been fully collected.

Note 9 – Non-current prepayments

Non-current prepayments included $853,749 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $71,875 down payment on a four-year car lease. As of June 30, 2022 and 2021, total non-current prepayments were $925,624 and $1,357,292, respectively. For the years ended June 30, 2022 and 2021, the Company recorded amortization expenses of $431,668 and $53,959, respectively.

Note 10 – Intangible assets, net

As of June 30, 2022, intangible assets, net, consisted of the following:

June 30, 2022
Covenant Not to Compete	$3,459,120
Supplier relationship	1,179,246
Software	534,591
Accumulated amortization	(243,515)
Total	$4,929,442

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at June 30, 2022 was approximately 8.32 years, and the amortization expense for the year ended June 30, 2022 was $243,515. At June 30, 2022, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2023	$649,371
2024	649,371
2025	649,371
2026	649,371
2027	649,371
Thereafter	1,682,587
$4,929,442

Note 11 – Other payables and accrued liabilities

As of June 30, 2022 and 2021, other payables and accrued liabilities consisted of the following:

	June 30, 2022	June 30, 2021
Accrued payables for inventory in transit	$4,217,941	$1,692,502
Accrued Amazon fees	640,467	469,068
Sales taxes payable	307,152	9,665
Payroll liabilities	239,248	304,743
Other accrued liabilities and payables	510,412	11,463

Total	$5,915,220	$2,487,441

The Company’s controlled VIE, DHS, facilitated in the process of inventory procurement. The Company purchased a total of $378,385 inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price. This supplier has purchased the inventory from DHS with payments made upon delivery. As of June 30, 2022, the Company included an outstanding amount of $378,385 in other payables and presented as financing cash inflow in proceeds from short term loans on the statement of cash flows. As of the date of this report, the amount had been paid off.

Note 12 – Loans payable

Short-term loans

Revolving credit facility

On May 3, 2019, the Company entered into an agreement with WFC Fund LLC (“WFC”) for a revolving loan of up to $2,000,000. The revolving loan bore interest equal to the prime rate plus 4.25% per annum on the outstanding amount. On May 26, 2020, the Loan and Security Agreement was amended and restated as a Receivable Purchase Agreement (the “Original RPA”). On November 16, 2020, the Original RPA was further amended and restated (the “Restated RPA”) to increase the credit limit of the revolving credit facility from $2,000,000 to $3,000,000. The Restated RPA bore a discount rate of 3.055555%, subject to a rebate of 0.0277% per day. This revolving credit facility was secured by all of the Company’s assets and guaranteed by Chenlong Tan, the CEO and one of the Company’s major shareholders and founders. Pursuant to the terms of the agreement, all purchases of accounts receivable were without recourse to the Company, and WFC assumed the risk of nonpayment of the accounts receivable due to a customer’s financial inability to pay the accounts receivable or the customer’s insolvency but not the risk of non-payment of the accounts receivable for any other reason. The Company was obligated to collect the accounts receivables and to repurchase or pay back the amount drawn down if the accounts receivable were not collected.

During the three months ended September 30, 2021, the Company terminated the Restated RPA and paid off the balance due to WFC.

As of June 30, 2022 and 2021, the outstanding balance due under the RPA was $0 and $162,769, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. During the quarter ended June 30, 2022, the Company paid off the SBA Note, including accrued interest expense of $39,237. As of June 30, 2022 and 2021, the outstanding balance of the SBA Note was $0 and $487,815, respectively, with the latter amount including a current portion of $29,244 and a non-current portion of $458,571.

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and to be amortized over three years as financing expenses, the term of the ABL. For the year ended June 30, 2022, the Company recorded in interest expense – $176,812 of amortization of debt discount and $182,543 of interest expense and credit utilization fees.

Below is a summary of the interest expense recorded for the years ended June 30, 2022 and 2021:

	2022	2021
Accrued interest	$159,256	$–
Credit utilization fees	23,287	–
Amortization of debt discount	176,812	–
Total	$359,355	$–

As of June 30, 2022, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $12,314,627, including interest payable of $182,543.

Promissory note payable

On February 15, 2022, as part of the consideration for acquisition of Anivia Limited, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. For the year ended June 30, 2022, the Company recorded accrued interest of $78,750 and amortization of note premium of $18,609. As of June 30, 2022, including $78,750 of accrued interest and $82,020 of unamortized premium, the total outstanding balance of the Purchase Note was $3,660,770, which was presented on the consolidated balance sheet as a current portion of $1,879,065 and a non-current portion of $1,781,705.

Note 13 - Related party transactions

On December 1, 2018, the Company acquired certain assets and assumed liabilities from BizRight, LLC, an entity owned and managed by the founders and officers of the Company. The net assets received were recorded at their historical carrying amounts and the purchase price of $2,611,594 was recorded as payable due to related parties. The purchase price shall be paid based on the Company’s cash flow availability and bears an interest rate of 8% per annum on the outstanding amount. During the years ended June 30, 2021, the Company recorded proceeds of $571,824 and payments of $705,617, respectively. As of June 30, 2022 and 2021, the outstanding amount due to BizRight was $0 and $0, respectively.

Starting March 1, 2022, the Company subleases 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed on Note 1 and Note 2 above. For the year ended June 30, 2022, the Company received and recorded sublease fee of $330,000 as other non-operating income. As of June 30, 2022, other receivables due from Box Harmony was 51,762.

On February 15, 2022, the Company assumed $92,246 of advance from shareholders of DHS through acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of June 30, 2022, the balance of advance from shareholders was $92,246.

Note 14 – Income taxes

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

In addition, upon completion of the acquisition of Anivia, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries were subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2022. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the GILTI Tax. DHS is subject to 25% tax rate in PRC. The Company made an election to apply the GILTI high-tax exclusion for DHS under the Final Regulations (T.D. 9902). As the result of the election, no GILTI tax was recorded as of June 30, 2022. In addition, as a result of the acquisition the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the years ended June 30, 2022 and 2021. For the year ended June 30, 2022, the Company recorded net deferred tax liabilities of $939,115 resulting from intangible assets acquired, and other temporary differences, including stock compensation expense, depreciation expenses, lease expenses, etc.

For the year ended June 30, 2021, the Company incurred non-deductible expense related to issuance of convertible notes and preferred stock of $2.87 million.

The income tax provision for the years ended June 30, 2022 and 2021 consisted of the following:

	June 30, 2022	June 30, 2021
Current:
Federal	$472,936	$513,036
State	222,441	253,726
Foreign	313,596	–
Total current income tax provision	1,008,973	766,762
Deferred:
Federal	(342,768)	–
State	(107,230)	–
Foreign	–	–
Total deferred taxes	(449,998)	–

Total provision for income taxes	$558,975	$766,762

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	June 30, 2022		June 30, 2021
Statutory tax rate
Federal	21.00%		21.00%
State (net of federal benefit)	6.01%		8.84%
Foreign tax rate difference	(1.12%	)	–
Debt discount and change in fair value of warrants and conversion features	–		(8,931.93%	)
Net effect of state income tax deduction and other permanent differences	1.20%		370.74%
Effective tax rate	27.09%		(8,531.35%	)

As of June 30, 2022, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $375,087 and $299,563, respectively. As of June 30, 2021, income tax payable to tax authorities $790,823.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	June 30,
	2022	2021
Deferred tax assets
263A calculation	$123,884	$–
Inventory reserve	71,026	–
State taxes	45,234	–
Accrued expenses	69,172	–
ROU assets / liabilities	83,738	–
Stock-based compensation	70,266	–
Others	7,539	–
Total deferred tax assets	470,859	–

Deferred tax liabilities
Depreciation	(86,254)	–
Intangible assets acquired	(1,323,720)	–
Total deferred tax liabilities	(1,409,974)	–

Net deferred tax liabilities	$(939,115)	$–

Note 15 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years presented:

	For the year ended June 30,
	2022	2021
Numerator:
Net income (loss) attributable to iPower Inc.	$1,517,875	$(775,749)
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$27,781,493	$21,116,750
Earnings per share of ordinary shares: -basic and diluted	$0.05	$(0.04)

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

*Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants and RSUs as the Company had a net loss for the year ended June 30, 2021. For the year ended June 30, 2022, the computation of basic and diluted EPS included the vested RSUs.

*The computation of diluted EPS did not include the shares underlying the exercise of warrants, which would have been calculated using treasury method for the year ended June 30, 2022, as the exercise price was greater than the market price of the shares.

*The computation of diluted EPS did not include the shares underlying the exercise of options granted as none of the market and performance conditions had been met so no shares were considered issuable.

* For the years ended June 30, 2022 and 2021, 133,066 and 22,137 vested shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share as of grant date when the shares are fully vested.

Note 16 – Equity

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

During the year ended June 30, 2022, the Company issued 40,019 shares of restricted common stock for RSUs vested in the quarter ended September 30, 2021.

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

As of June 30, 2022 and 2021, there were 29,572,382 and 26,448,663 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of June 30, 2022 and 2021, respectively, there were no shares of Preferred Stock was issued and outstanding.

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

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. During the year ended June 30, 2022, the Company granted additional 97,128 shares of RSUs. For the year ended June 30, 2022 and 2021, the Company recorded $314,287 and $110,683 of stock-based compensation expense. There was forfeiture of 4,000 and 0 RSUs occurred during the year ended June 30, 2022 and 2021. As of June 30, 2022 and 2021, the unvested number of RSUs was 6,608 and 24,409 and the unamortized expense was $15,000 and $122,045, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2020	–
RSUs granted	46,546	$232,730
RSUs forfeited	–
RSUs vested	(22,137)
RSUs granted, but not vested, at June 30, 2021	24,409
RSUs granted	97,128	$227,237
RSUs forfeited	(4,000)
RSUs vested	(110,929)
RSUs granted, but not vested, at June 30, 2022	6,608

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of June 30, 2022, of the 133,066 vested RSUs, 40,019 shares of Common Stock were issued, and 93,047 shares were to be issued in the next fiscal year upon setup of the plan administration account.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and grants of stock option (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, CEO and (ii) 330,000 shares to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12, a contractual term of 10 years and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment of the recipients through each vesting date. Each of the 6 vesting tranches of the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The achievement status of the operational milestones as of June 30, 2022 was as follows:

Revenue in Fiscal Year		Operating Income in Fiscal Year
Milestone		Milestone
(in Millions)	Achievement Status	(in Millions)	Achievement Status

$90	Probable	$6	Probable
$100	Probable	$8	Probable
$125	Probable	$10	Probable
$150	Probable	$12	–
$200	Probable	$16	–
$250	–	$20	–

The Company evaluated the performance condition and market condition under ASC 718-10-20. The Option Grants are considered an award containing a performance and a market condition and both conditions (in this case at least one of the performance conditions) must be satisfied for the award to vest. The market condition is incorporated into the fair value of the award, and that fair value is recognized over the longer of the implied service period or requisite service period if it is probable that one of the performance conditions will be met. In relation to the five awards deemed probable to vest, the recognition period ranges from 2.93 years to 9.64 years. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed to the extent any expense has been recognized related to such tranche) because the vesting condition in the award would not have been satisfied.

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed amount of expense for such tranche and (ii) the future time when the market capitalization milestone for such tranche was expected to be achieved. Separately, based on a subjective assessment of our future financial performance, each quarter we determine whether it is probable that we will achieve each operational milestone that has not previously been achieved or deemed probable of achievement and if so, the future time when we expect to achieve that operational milestone. The Monte Carlo simulation utilized the following inputs:

•	Stock Price - $1.12
•	Volatility – 95.65%
•	Term –10 years
•	Risk Free Rate of Return – 2.93%
•	Dividend Yield – 0%

The total fair value of the Option Grants was $3.2 million of which, at June 30, 2022, $2.3 million is deemed probable of vesting. As of June 30, 2022, none of the options had vested. For the year ended June 30, 2022 and 2021, the Company recorded $58,064 and $0 of stock-based compensation expense related to the Option Grants.  Unrecognized compensation cost related to tranches probable of vesting is approximately $2.2 million and will be recognized over 2.8 years to 9.5 years, depending on the tranche.

Note 17 – Warrant liabilities

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

Upon closing the IPO on May 14, 2021, the Placement Agent exercised its warrants in full to purchase a total of 24,451 shares of the Company’s Common Stock and, as such, there were no placement agent warrants outstanding as of June 30, 2021. At the same time, the outstanding warrants held by the Convertible Note investors were reclassed to additional paid in capital as the terms became fixed upon closing of the IPO. Through June 30, 2022, none of the private placement investors exercised any of their warrants. As such, as of June 30, 2022 and 2021, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2022 and 2020, $1,821,947 and $6,651,705, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.5 million and $5.4 million, respectively, in excess of the FDIC insurance limit, as of June 30, 2022 and 2021.

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

Customer and vendor concentration risk

For years ended June 30, 2022 and 2021, Amazon Vendor and Amazon Seller customers accounted for 88% and 80% of the Company's total revenues, respectively. As of June 30, 2022 and 2021, accounts receivable from Amazon Vendor and Amazon Seller accounted for 94% and 98% of the Company’s total accounts receivable.

For the years ended June 30, 2022 and 2021, one supplier accounted for 18% and three suppliers accounted for 38% (18%, 10% and 10%) of the Company's total purchases, respectively. As of June 30, 2022, accounts payable to two suppliers accounted for 34% and 10% of the Company’s total accounts payable. As of June 30, 2021, accounts payable to two suppliers accounted for 11% and 10%, respectively, of the Company’s total accounts payable.

Note 19 - Commitments and contingencies

Lease commitments

The Company has adopted ASC842 since its inception date, April 11, 2018. The Company has entered into a lease agreement for office and warehouse space with a lease period from December 1, 2018 until December 31, 2020. On August 24, 2020, the Company negotiated for new terms to extend the lease through December 21, 2023 at the rate of approximately $42,000 per month.

On September 1, 2020, in addition to the primary fulfillment center, the Company leased a second fulfillment center in City of Industry, California. The base rental fee is $27,921 to $29,910 per month through October 31, 2023.

On February 15, 2022, upon completion of the acquisition of Anivia Limited, the Company assumed an operating lease for offices located in the People’s Republic of China.

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

The lease was not started under the original agreement as the construction was not completed. On February 23, 2022, the Company entered into an amended agreement to extend the lease term to 74 months. The lease commencement date is February 10, 2022, with rent payments commencing May 11, 2022 and the lease expiring on May 31, 2028. The base rental fee is $114,249 to $140,079 per month through the expiration date of May 31, 2028.

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee is $56,000 to $59,410 per month through April 30, 2025.

Total commitment for the full term of these leases is $12,440,869, $10,453,282 and $1,819,421 of operating lease right-of-use assets and $10,848,544 and $1,901,496 of operating lease liabilities were reflected on the June 30, 2022 and 2021 financial statements, respectively.

Years Ended June 30, 2022 and 2021:

Lease cost	6/30/2022	6/30/2021
Operating lease cost (included in G&A in the Company's statement of operations)	$1,568,907	$744,149

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,247,305	$663,214
Remaining term in years	0.08 – 5.92	2.25
Average discount rate - operating leases	5 - 8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	6/30/2022	6/30/2021
Right of use asset - non-current	$10,453,282	$1,819,421

Lease Liability - current	2,582,933	731,944
Lease Liability - non-current	8,265,611	1,169,552
Total operating lease liabilities	$10,848,544	$1,901,496

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2023	$3,080,553
2024	2,510,963
2025	2,080,331
2026	1,533,918
2027	1,586,572
2028 and after	1,459,407
Less: Imputed interest/present value discount	(1,403,200)
Present value of lease liabilities	$10,848,544

Contingencies

Except as disclosed below, the Company is not currently a party to any material legal proceedings, investigation or claims. As the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). We are presently waiting for the FINRA panel to schedule a hearing date for the matter. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. The Company cannot reasonably estimate the amount of potential exposure as of the date of this report.

In an effort to contain or slow the COVID-19 outbreak, authorities across the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. The Company anticipates that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences, will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on the Company’s operations to date, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak may have on the Company’s business in the future.

In February 2022, the Russian Federation began conducting military operations against Ukraine, resulting in global economic uncertainty and increased cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruption which could cause us to seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the year ended June 30, 2022.

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. No material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

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

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of June 30, 2022, our internal control over financial reporting was not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements and complex transactions, (ii) we lack effective communication procedures in our controlled subsidiaries, and (iii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position
Chenlong Tan	40	Chairman, CEO, President, and Director
Kevin Vassily	55	Chief Financial Officer and Director
Bennet Tchaikovsky	53	Independent Director
Hanxi Li	35	Independent Director
Kevin Liles	53	Independent Director

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

Kevin Vassily. Mr. Vassily was appointed as our Chief Financial Officer in January 2021. Mr. Vassily was also appointed as a member of our board of directors in March 2021. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, a financial analytics company focused on the Asset Management industry. From October 2018 through its acquisition in 2020, Mr. Vassily served as an advisor at Go Capture, where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc., a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai- based merchant bank/PE firm focused on the “green” economy. And from 2015 through 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets, and helped to co-manage the Technology Research vertical. From 2010 to 2014, he served as the director of research at Pacific Epoch (a wholly-owned subsidiary of Pacific Crest Securities), where he was responsible for a complete overhaul of product and a complete business model restart post acquisition, re focusing the firm around a “data-first” research offering. From 2007 to 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities, responsible for establishing the firm’s presence and relevance covering Asia Technology. From 2003 to 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, responsible for research in semiconductor and related technologies. From 2001 to 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners, responsible for publishing research and maintaining financial models on each of the companies under coverage. Mr. Vassily began his career on Wall Street in 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Bennet Tchaikovsky. Mr. Tchaikovsky serves as a member of our board of directors, a position he has held since May 2021, following completion of our initial public offering, and serves as chair of the audit committee. Since August 2014, Mr. Tchaikovsky has been a full-time professor at Irvine Valley College and a part-time accounting instructor at California State University, Fullerton. From January 2020 through December 2021, Mr. Tchaikovsky served as a member of the board of directors for Oriental Culture Holding Group, Ltd. (NASDAQ: OCG). From February 2021 through July 2022, Mr. Tchaikovsky served as a member of the board of directors for Industrial Human Capital, Inc. (NYSE: AXH). From September 2020 through December 2021, Mr. Tchaikovsky served as a part-time accounting instructor at Long Beach City College. From August 2018 to May 2019, Mr. Tchaikovsky was a part-time instructor at Chapman University. From November 2013 to August 2019, Mr. Tchaikovsky served as a board member and chairman of the audit committee of Ener-Core, Inc. (OTCMKTS: ENCR). From August 2013 to May 2014, Mr. Tchaikovsky was a part-time faculty member of Irvine Valley College and a part-time faculty member of Pasadena City College. Mr. Tchaikovsky has served as a director on the board of directors of China Jo-Jo Drugstores, Inc. (NASDAQ: CJJD) from August 2011 to January 2013 and as its chief financial officer from September 2009 to July 2011. From April 2010 to August 2013, Mr. Tchaikovsky has served as chief financial officer of VLOV, Inc. From May 2008 to April 2010, Mr. Tchaikovsky has served as chief financial officer of Skystar Bio-Pharmaceutical Company. From March 2008 to November 2009, Mr. Tchaikovsky served as a director on the board of directors of Ever-Glory International Group (NASDAQ: EVK), where he served as chairman of the audit committee and was a member of the compensation committee. From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc. Mr. Tchaikovsky received his Juris Doctorate degree from Southwestern Law School in December 1996 and his Bachelor of Arts degree in Business Economics from University of California at Santa Barbara in August 1991. Mr. Tchaikovsky is a licensed Certified Public Accountant in California and is an active member of the California State Bar. We believe that Mr. Tchaikovsky’s extensive experience in accounting and business will benefit the Company’s business and operations and make him a valuable member of the board of directors and its committees.

Hanxi Li. Ms. Li was appointed to serve as a director on our board of directors on December 23, 2021 and serves as chair of our compensation committee. Ms. Li has more than a decade of marketing experience working with Fortune 50 companies and international conferences. Since 2019, Ms. Li has served as Vice President of Marketing for Elegantz Productions LLC. In this role, she executed branding and marketing campaigns targeting the United States region for Sequoia Capital and Xiaomi. She also formed a long-term partnership with ByteDance Ltd. and Ciwen Media. From 2017 to 2018, she was the marketing director of the Company’s predecessor, Bizright LLC, where she was in charge of the company’s branding and marketing strategies, including the expansion of the company’s social media marketing. From 2013 to 2016, Ms. Li was a partner at a private video studio where she worked with top companies across industries, including Bluefocus, and executed a performance project in China National Olympic Park. From 2011 to 2014, as publicity supervisor for the China National Convention Center, Ms. Li led efforts for branding and media channels for national and international meetings. Her long track record as a successful marketing leader makes her ideally suited to serving as a member of our board of directors.

Kevin Liles. Mr. Liles was appointed to serve as a member of our board of directors commencing May 2021, upon completion of our initial public offering, and serves as chair of the nominating and corporate governance committee. Since 2012, Mr. Liles has been co-founder of 300 Entertainment, a music company whose roster includes acts across multiple genres including hip-hop, rock, pop, electronic, and alternative. From 2009 until present, Mr. Liles is a founder of KWL Enterprise, a niche brand management solutions company. From 2004 until 2009, Mr. Liles was an executive vice president of Warner Music, where he oversaw global strategy and was pivotal in building the artist services division into what is now a $200 million business. From 1998 until 2004, Mr. Liles was president of Def Jam Recordings and executive vice president of The Island Def Jam Music Group, where he amplified the brand’s influence through introducing Def College Jam, opening five international offices, launching successful video game franchises, and doubling revenue to $400 million. Mr. Liles has long been focused on philanthropic work, with a focus on global education and entrepreneurship, culminating in his receipt of the 2010 Medaille de la Ville de Paris award for his contribution to Parisian culture. Mr. Liles holds an honorary Doctor of Law degree from Morgan State University, where he studied engineering and electrical engineering as an undergraduate. We believe Mr. Liles’ extensive entrepreneurial and business experience, as well as his extensive knowledge in the area of social media, will assist us in our growth plans going forward.

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

Audit Committee. Our Audit Committee consists of three independent directors. The members of the Audit Committee are Mr. Tchaikovsky, Ms. Li and Mr. Liles. The Audit Committee consists exclusively of directors who are financially literate and Mr. Tchaikovsky serves as chair of the Audit Committee. As a licensed certified public accountant, Mr. Tchaikovsky is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations.

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

Compensation Committee. Our Compensation Committee consists of three independent directors. The members of the Compensation Committee are Ms. Li, Mr. Tchaikovsky and Mr. Liles. Ms. Li serves as the chair of the Compensation Committee. The committee has primary responsibility for:

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

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Mr. Liles, Ms. Li and Mr. Tchaikovsky. Mr. Liles serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of June 30, 2022 for services rendered in all capacities to us for the fiscal years ended June 30, 2022 and 2021.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)		Total ($USD)
Chenlong Tan	2022	264,000	94,250	–	62,647	(1)	420,897
Chairman, CEO, President	2021	240,000	–	–	33,554	(1)	270,429

Kevin Vassily	2022	240,000	120,000	60,000	–		420,000
Chief Financial Officer	2021	90,952	–	–	–		90,952

_________________________

(1) Consists of the costs of leasing a car.

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

Outstanding Equity Awards

Outstanding Equity Awards at June 30, 2022

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2022.

		Options				Restricted Stock Unit Awards
Name	Grant Date	Number of securities Underlying Options (#) Vested	Number of Securities Underlying Options (#) Unvested	Option Exercise Price ($)	Option Expiration date	Number of Securities Underlying RSUs (#) Vested	Number of Securities Underlying RSUs(#) Unvested
Lawrence Tan	5/13/2022	0	3,000,000	$1.12	5/12/2032	–	–
Kevin Vassily (1)	5/11/2021	–	–	–	–	12,000	–
	5/13/2022	0	330,000	$1.12	5/12/2032	–	–

(1) Total number of RSUs granted was 12,000, all of which had vested as of June 30, 2022.

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended June 30, 2022.

Name	Fees Earned or Paid in Cash ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Bennet Tchaikovsky	$30,000	$30,000	$–	$60,000
Danilo Cacciamatta*	$12,500	$22,500	$–	$35,000
Kevin Liles	$25,000	$30,000	$–	$55,000
Hanxi Li*	$12,500	$15,000	$–	$27,500

*Mr. Cacciamatta stepped down from his position of independent director on December 21, 2021 and Ms. Li was appointed to the position of director on December 23, 2021.

Our independent directors each receive (i) $25,000 annual cash compensation, payable in equal quarterly installments, and (ii) $30,000 in restricted stock units (“RSUs”), which were issued pursuant to our 2020 Equity Incentive Plan. Aside from Ms. Li, who received stock compensation on the date of her appointment in December 2021, which vests quarterly in equal installments over one year, all other directors’ stock compensation has fully vested. . In addition, the chairman of our audit committee is entitled to receive an additional $5,000 annual retainer for his additional responsibilities, which retainer will be payable in equal quarterly installments. Directors will also be reimbursed for reasonable expenses incurred in connection with the performance of their duties. No compensation has been awarded to any directors who were not executive officers for the fiscal years ended June 30, 2022 and 2021.

Equity Incentive Plan

On October 15, 2020, the Company’s Board adopted, and its stockholders approved and ratified, the iPower Inc. 2020 Equity Incentive Plan. Further on May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. The board of directors believes that granting of equity-based compensation serves to promote continuity of management and provide for a shared interest in the welfare, growth and development of the Company. The Company believes that the Plan will serve to advance the Company’s interests by enhancing its ability to (i) attract and retain employees, consultants, directors and advisors who are able to contribute to the Company’s ongoing success and development, (ii) reward those employees, consultants, directors and advisors for their contributions to the Company, and (iii) encourage employees, consultants, directors and advisors to participate in the Company’s long-term growth and success.

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. During the year ended June 30, 2022, the Company granted additional 97,128 shares of RSUs to employees and consultants,

On May 13, 2022, the Company grant stock options (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, CEO and (ii) 330,000 shares to Kevin Vassily, CFO. The Option Grants have an exercise price of $1.12 per share (the closing price on the grant date) and have a term of 10 years, will vest in stages upon the Company’s achievement of certain pre-determined market capitalization and revenue or operating income targets set forth in the grant agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth the number of shares of common stock beneficially owned as of September 27, 2022 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executives as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 29,572,382 shares of Common Stock outstanding as of September 27, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within sixty (60) days of, the date of this Annual Report. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o iPower Inc., 2399 Bateman Avenue, Duarte, CA 91010.

Name of Beneficial Owner	No. of Shares Common Stock Beneficially Owned	Total Percentage of Common Stock Owned
Chenlong Tan (1)	8,023,334	27.13%
Kevin Vassily (2)	12,000	Less than 0.1%
Bennet Tchaikovsky (3)	6,000	Less than 0.1%
Kevin Liles (4)	6,000	Less than 0.1%
Hanxi Li (5)	6,608	Less than 0.1%
All Officers and Directors (5 Persons)	8,053,942	27.23%

Beneficial Owners of more than 5%
Allan Huang (6)	8,023,334	27.13%

__________________________

(1)	Chenlong Tan is our co-Founder, Chairman, Chief Executive Officer and President.
(2)	Kevin Vassily is our Chief Financial Officer.
(3)	Mr. Tchaikovsky is a member of our board of directors.
(4)	Mr. Liles is a member of our board of directors.
(5)	Ms. Li is a member of our board of directors. Her reported holdings do not include 6,608 RSUs which remain subject to vesting under the Company’s 2020 Equity Incentive Plan.
(6)	Allan Huang is our co-Founder and a consultant and was previously our Chief Executive Officer, President and a director.

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

Prior to April 14, 2021, we had two classes of authorized common stock, Class A Common Stock and Class B Common Stock that entitled the holders to 10 votes per share. On April 14, 2021, Messrs. Huang and Tan, our two founders, converted all of their 14,000,000 shares of Class B Common Stock into 1,400,000 additional shares of Class A Common Stock, bringing their total ownership to an aggregate of 16,046,668 shares of Class A Common Stock or 54.26% of the 29,572,382 shares of Class A Common Stock outstanding as of the date of this report. On April 14, 2021, we amended and restated our articles of incorporation to permit the immediate conversion of the Class B Common Stock and to eliminate any future issuances of Class B Common Stock, and on April 23, 2021, we further amended and restated our articles of incorporation to eliminate all references to the Class A and Class B Common Stock and authorized for issuance 180,000,000 shares which are solely designated as Common Stock.

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

Starting March 1, 2022, the Company subleases 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company. For the year ended June 30, 2022, the Company recorded sublease fees of $330,000 as other non-operating income. As of June 30, 2022, other receivables due from Box Harmony were $51,762.

On February 15, 2022, the Company assumed $92,246 of advance payments from shareholders of DHS as a result of the Company’s acquisition of Anivia. This advance payments were for capital injections pending capital inspection by the local government in accordance with the PRC rules.  As of June 30, 2022, the balance of advance from shareholders was $92,246.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2022 and 2021, rendered by UHY LLP.

	Fiscal year ended June 30,
	2022	2021
Audit fees [1]	$338,150	$170,637
Audit-related fees [2]
Total fees	$338,150	$170,637

_________________________

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Initial Public Offering, Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed February 2, 2021).
4.2	Warrant, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by Reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed February 2, 2021).
4.3	Warrant, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by Reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed February 2, 2021).
10.1	2020 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.2	Form of Sublease Agreement, dated as of December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed February 2, 2021).
10.3	Asset Purchase Agreement, dated December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by Reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed February 2, 2021).
10.4	Loan and Security Agreement, dated May 3, 2019, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed February 2, 2021).
10.5	Consulting Agreement, dated February 1, 2020, between BZRTH, Inc. and Allan Huang (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
10.6	Note for PPP Loan, dated April 13, 2020, issued to Royal Business Bank (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed February 1, 2021).
10.7	Loan Authorization and Agreement, dated April 18, 2020, between BZRTH, Inc. and U.S. Small Business Administration (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 1, 2021).
10.8	Employment Agreement, dated July 1, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed February 2, 2021).
10.9	Standard Industrial Multi-Tenant Lease, dated as of September 1, 2020, between BZRTH, Inc. and Nelson, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed February 2, 2021).
10.10	Exclusive Business Cooperation Agreement, dated September 4, 2020, between iPower Inc. and Global Product Marketing Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed February 2, 2021).
10.11	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Allan Huang (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed February 2, 2021).
10.12	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed February 2, 2021).

10.13	Amended and Restated Exclusive Business Cooperation Agreement, dated October 26, 2020, between iPower Inc. and E Marketing Solution Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed February 2, 2021).
10.14	Receivables Purchase Agreement, dated November 16, 2020, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed February 2, 2021).
10.15	Form of Subscription Agreement for Series A Preferred Stock Offering (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed February 2, 2021).
10.16	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Danilo Cacciamatta (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed February 2, 2021).
10.17	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Bennet Tchaikovsky (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed February 2, 2021).
10.18	Form of Subscription Agreement for 6% Convertible Note and Warrants (incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1 filed February 2, 2021).
10.19	Convertible Note, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed February 2, 2021).
10.20	Convertible Note, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed February 2, 2021).
10.21	Board Letter Agreement, dated January 28, 2021, between iPower Inc. and Kevin Liles (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed February 2, 2021).
10.22	Employment Agreement, dated January 29, 2021, between iPower Inc. and Kevin Vassily (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed February 2, 2021).
10.23	Indemnification Agreement, dated as of April 27, 2021, by and among iPower Inc. and D.A. Davidson & Co., Roth Capital Partners, LLC and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.24	Indemnification and Lock-Up Agreement, dated as of April 27, 2021, entered into by Chenlong Tan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.25	E Marketing Solutions Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Shanshan Huang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2021).
10.26	Global Products Marketing Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 21, 2021).
10.27	Lease Agreement, dated July 28, 2021, between iPower Inc. and 9th and Vineyard LLC (incorporated by reference to Exhibit 10.1 to the Current Report filed August 2, 2021).
10.28	Form of Credit Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.29	Form of Trademark Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.30	Form of Pledge and Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.31	Joint Venture Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 20, 2022).
10.32	Box Harmony LLC Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 20, 2022).
10.33	Facility and Use Access Agreement (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 20, 2022).
10.34	Consulting Agreement (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 20, 2022).
10.35	License Agreement (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed January 20, 2022).
10.36	Director Offer Letter (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed January 20, 2022).

10.37	Joint Venture Agreement, dated February 10, 2022, between iPower Inc., Bro Angel LLC, Jie Shan and Bing Luo (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 14, 2022).
10.38	Amended & Restated Limited Liability Company Operating Agreement of Global Social Media LLC, dated February 10, 2022, between Global Social Media LLC, iPower Inc., and Bro Angel LLC (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2022).
10.39	Intellectual Property License Agreement, dated February 10, 2022, between Bro Angel LLC and Global Social Media LLC (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2022).
10.40	Share Transfer Agreement, dated February 15, 2022, between iPower Inc., White Cherry Limited, Li Zanyu, Xie Jing, Anivia Limited, Fly Elephant Limited, Dayou Renzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2022).
10.41	$3,500,000 Promissory Note, dated February 15, 2022, from iPower, Inc. to White Cherry Limited (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 22, 2022).
10.42	Exclusive Business Cooperation Agreement, dated December 15, 2021, between Dayaorenzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 22, 2022).
10.43	Exclusive Equity Interest Pledge Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2022).
10.44	Exclusive Option Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 22, 2022).
10.45	Power of Attorney of Li Zanyu, dated December 15, 2021 (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 22, 2022).
10.46	JP Morgan Chase Consent Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 22, 2022).
10.47	Amendment to Pledge and Security Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.8 to the Current Report on Form 8-K filed February 22, 2022).
10.48	Employment Contract, dated February 15, 2022, between Dayao Renzai (Shenzhen) Technology Co., Ltd. and Li Zanyu (incorporated by Reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 22, 2022).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
21	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

iPOWER INC.
(Registrant)

	By:	/s/ Chenlong Tan
Chenlong Tan
Chairman of the Board,
Chief Executive Officer and President
Date: September 28, 2022		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chenlong Tan	Chairman of the Board,	September 28, 2022
Chenlong Tan	Chief Executive Officer and President
(principal executive officer)

/s/ Kevin Vassily	Chief Financial Officer	September 28, 2022
Kevin Vassily	(principal financial and accounting officer)

/s/ Bennet Tchaikovsky	Director	September 28, 2022
Bennet Tchaikovsky

/s/ Kevin Lies	Director	September 28, 2022
Kevin Liles

/s/ Hanxi Li	Director	September 28, 2022
Hanxi Li

