Form 10-Q
period 2022-09-30
iPower Inc.
filed 2022-11-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock on November 14, 2022 was 29,572,382.

iPower Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2022 and June 30, 2022

	September 30,	June 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$4,842,146	$1,821,947
Accounts receivable, net	18,989,969	17,432,287
Inventories, net	30,313,684	30,433,766
Other receivable - related party	134,262	51,762
Prepayments and other current assets	3,163,763	5,444,463
Total current assets	57,443,824	55,184,225

Non-current assets
Right of use – non-current	9,805,484	10,453,282
Property and equipment, net	569,878	544,633
Non-current prepayments	817,707	925,624
Goodwill	3,034,110	6,094,144
Investment in joint venture	39,994	43,385
Intangible assets, net	4,767,099	4,929,442
Other non-current assets	412,626	406,732
Total non-current assets	19,446,898	23,397,242

Total assets	$76,890,722	$78,581,467

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$14,818,253	$9,533,408
Credit cards payable	151,125	807,687
Customer deposit	348,948	273,457
Other payables and accrued liabilities	2,090,595	5,915,220
Advance from shareholders	86,847	92,246
Investment payable	1,500,000	1,500,000
Lease liability - current	2,593,995	2,582,933
Long-term promissory note payable - current portion	2,806,565	1,879,065
Income taxes payable	282,029	299,563
Total current liabilities	24,678,357	22,883,579

Non-current liabilities
Long-term revolving loan payable, net	15,192,660	12,314,627
Long-term promissory note payable, net	894,023	1,781,705
Deferred tax liabilities	271,040	939,115
Lease liability - non-current	7,616,586	8,265,611

Total non-current liabilities	23,974,309	23,301,058

Total liabilities	48,652,666	46,184,637

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and June 30, 2022	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,572,382 and 29,572,382 shares issued and outstanding at September 30, 2022 and June 30, 2022	29,573	29,573
Additional paid in capital	29,249,745	29,111,863
(Accumulated deficit) Retained earnings	(919,428)	3,262,948
Non-controlling interest	(16,037)	(13,232)
Accumulated other comprehensive (loss) income	(105,797)	5,678
Total equity	28,238,056	32,396,830

Total liabilities and equity	$76,890,722	$78,581,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2022 and 2021

	For the Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)

REVENUES	$26,022,673	$17,366,765

TOTAL REVENUES	26,022,673	17,366,765

COST OF REVENUES	16,036,957	10,053,063

GROSS PROFIT	9,985,716	7,313,702

OPERATING EXPENSES:
Selling and fulfillment	8,418,812	3,665,921
General and administrative	3,100,176	2,357,466
Impairment loss - goodwill	3,060,034	–
Total operating expenses	14,579,022	6,023,387

(LOSS) INCOME FROM OPERATIONS	(4,593,306)	1,290,315

OTHER INCOME (EXPENSE)
Interest expenses	(248,041)	–
Other financing expenses	–	(59,000)
Loss on equity method investment	(3,390)	–
Other non-operating income (expense)	211,760	(812)
Total other expenses, net	(39,671)	(59,812)

(LOSS) INCOME BEFORE INCOME TAXES	(4,632,977)	1,230,503

PROVISION FOR INCOME TAX (BENEFIT) EXPENSE	(447,796)	342,975
NET (LOSS) INCOME	(4,185,181)	887,528

Non-controlling interest	(2,805)	–

NET (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	$(4,182,376)	$887,528

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(111,475)	–

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	$(4,293,851)	$887,528

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,665,716	26,484,528
Diluted	29,665,716	26,495,420

(LOSSES) EARNINGS PER SHARE
Basic	$(0.14)	$0.03
Diluted	$(0.14)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit)	interest	(Loss)	Total
Balance, June 30, 2021	26,448,663	$26,449	$23,214,263	$1,745,073	$–	$–	$24,985,785
Net income	–	–	–	887,528	–	–	887,528
Restricted stock units vested	–	–	103,054	–	–	–	103,054

Balance, September 30, 2021, unaudited	26,448,663	26,449	23,317,317	2,632,601	–	–	25,976,367

Balance, June 30, 2022	29,572,382	29,573	29,111,863	3,262,948	(13,232)	5,678	32,396,830
Net loss	–	–	–	(4,182,376)	(2,805)	–	(4,185,181)
Stock-based compensation	–	–	137,882	–	–	–	137,882
Foreign currency translation adjustments	–	–	–	–	–	(111,475)	(111,475)
Balance, September 30, 2022, unaudited	29,572,382	$29,573	$29,249,745	$(919,428)	$(16,037)	$(105,797)	$28,238,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2022 and 2021

	For the Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,185,181)	$887,528
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	191,934	4,056
Inventory reserve	74,998	–
Loss on equity method investment	3,390	–
Impairment loss - goodwill	3,060,034	–
Stock-based compensation expense	137,882	103,054
Non-cash operating lease expense	10,172	(4,246)
Amortization of debt premium / discount and non-cash financing costs	53,623	–
Change in operating assets and liabilities
Accounts receivable	(1,557,682)	(5,187,599)
Inventories	45,084	(1,528,337)
Deferred tax liabilities	(668,075)	–
Prepayments and other current assets	2,280,700	(1,550,930)
Non-current prepayments	107,917	107,917
Other non-current assets	(5,894)	(228,998)
Accounts payable	5,284,843	2,245,483
Credit cards payable	(656,562)	202,865
Customer deposit	75,491	(49,023)
Other payables and accrued liabilities	(3,856,115)	202,723
Income taxes payable	(17,534)	(413,678)
Net cash provided by (used in) operating activities	379,025	(5,209,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(57,989)	(50,423)
Net cash used in investing activities	(57,989)	(50,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in receivable from related parties	(82,500)	–
Proceeds from short-term loans	31,385	1,604,292
Payments on short-term loans	–	(1,767,061)
Proceeds from long-term loans	2,811,729	–
Payments on long-term loans	–	(9,748)
Net cash provided by (used in) financing activities	2,760,614	(172,517)

EFFECT OF EXCHANGE RATE ON CASH	(61,451)	–

CHANGES IN CASH	3,020,199	(5,432,125)

CASH AND CASH EQUIVALENT, beginning of period	1,821,947	6,651,705

CASH AND CASH EQUIVALENT, end of period	$4,842,146	$1,219,580

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$55,000	$756,653
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2022 and June 30, 2022 and for the Three Months Ended September 30, 2022 and 2021

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of advanced indoor and greenhouse lighting, ventilation systems, nutrients, growing media, grow tents, trimming machines, pumps, home goods and other products and accessories mainly in the North America.

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

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized in Note 4 below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS” or “VIE”) and located in Shenzhen, China. See details on Note 4 below.

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and VIE and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2022, which are included in Form 10-K filed on September 28, 2022.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The balance sheet amounts of the VIE, with the exception of equity, on September 30, 2022, were translated at 7.116 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the three months ended September 30, 2022 was 6.847289 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Business Combination

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including its variable interest entity (“VIE”), Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the laws of the People’s Republic of China (“DHS”). The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price paid over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. See Note 4 for details on acquisition.

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including DHS. Pursuant to the terms of the Agreements for the Company’s acquisition of Anivia and its subsidiaries, including DHS, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding has been provided by the Company following the February 15, 2022 acquisition. During the term of the Agreements, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a VIE of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other.

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K. Due to the decrease in the Company’s share price subsequent to the filing of the Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review , the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired. As of September 30, 2022, the remaining goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at September 30, 2022 included a covenant not to compete, supplier relationships, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationships	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment on assets group level is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of September 30, 2022, there were no indicators of impairment.

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

As of September 30, 2022, the outstanding balance of the Purchase Note was $3,700,588, including a premium of $69,338 and $131,250 of accrued interest.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis. We measure certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, we recognized an impairment charge of $3.1 million during the three months ended September 30, 2022, as follows:

	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment Loss
Goodwill	$3,034,110	$–	$–	$3,034,110	$3,060,034
Total	$3,034,110	$–	$–	$3,034,110	$3,060,034

Goodwill, with a total carrying value of $6.1 million was written down to its fair value of $3.0 million, resulting in an impairment charge of $3,060,034, which was recorded in earnings for the three months ended September 30, 2022. The fair value of goodwill was determined based on the discounted cash flow method, which is an income approach, which required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that would be used by a market participant, projections of revenues and cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter, among others.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for three months ended September 30, 2022 and 2021 were $1,166,349 and $633,416, respectively.

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the three months ended September 30, 2022, sales through Amazon to Canada and other foreign countries were approximately 9.8% of the Company’s total sales. Sales of hydroponic products, including ventilation and grow light systems, were approximately 53% of the Company’s total sales and the remaining 47% consisted of general gardening, home goods and other products and accessories. As of September 30, 2022, there were approximately $ 1.9 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, and majority of the Company’s revenues are derived from within the United States. Therefore, no geographical segments are presented.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The adoption of ASU 2020-01 did not have material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022; however, early adoption is permitted. The adoption of this standard did not have material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company has adopted ASU 2017-04. See disclosures above on Goodwill for further details.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of the operations. Based on ASU 2015-02, the Company consolidate GSM due to its majority equity ownership and control over operations. For the three months ended September 30, 2022 and 2021, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

Total fair value of the consideration for the transaction was $10,629,000, which was paid to White Cherry as follows: at closing, the Company (i) paid $3,500,000 in the form of a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”), (ii) issued 3,083,700 restricted shares of the Company’s common stock (subject to a lock-up period of 180 days and insider trading rules), and (iii) owed an additional $1,500,000 in cash, which was to be paid after closing.

JP Morgan Chase Bank, the Company’s senior secured lender (“JPM”), consented to the transaction. In conjunction with obtaining JPM’s consent, the Company delivered an amendment to the pledge and security agreement with JPM, pursuant to which the Company pledged to JPM 65% of the equity interest of Anivia Limited, Fly Elephant Limited and the WFOE.

On October 7, 2022, in conjunction with the Company’s entry into the Second Amendment to the Credit Agreement, the Company’s promissory note holder, White Cherry Limited, an exempted company incorporated under the laws of the British Virgin Islands (“White Cherry”), entered into an amendment (the “Amendment”) to the subordination agreement, originally dated March 9, 2022 (the “Subordination Agreement”). The Amendment to the Subordination Agreement was amended solely for purposes of adjusting the definition of payment conditions under Section 2 of the Subordination Agreement such that “payment conditions” shall be deemed satisfied in connection with a permitted payment if (a) no event of default has occurred under the credit agreement and is continuing and (b) the Company shall have Excess Availability in the 30 days prior to the payment (as defined in the Second Amendment to the Credit Agreement) of no less than $7,500,000.

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

The acquisition of Anivia was accounted for as a business combination under ASC 805. As the acquirer for accounting purposes, the Company has estimated the fair value of Anivia and its subsidiaries’ assets acquired and conformed the accounting policies of Anivia to its own accounting policies. The Company applied the income approach and cost approach in determining the fair value of the intangible assets, which intangible assets consisted of a covenant not to compete, supplier relationships and software. The fair value of the remaining assets acquired and liabilities assumed were not significantly different from their carrying values at the acquisition date. In addition, pursuant to the Transfer Agreement, the Sellers made certain representations and warranties, including that other than the items presented on the balance sheet on February 15, 2022, DHS, the operating VIE, was not subject to any loans, debts, liabilities, guarantees or other contingent liabilities at the Closing date. In the event of any breach of any of the representations and warranties, the sellers shall bear joint and several liability for any direct or indirect losses suffered by the Company as a result thereof. The Company recognized approximately $6.1 million of goodwill in the transaction, which was primarily due to the subsumed assembled workforce intangible assets. Goodwill is not deductible for income tax purposes. The Company expensed with the acquisition certain legal and accounting costs of $54,702 as general and administration expenses and $50,000 paid to JPM as financing fees.

The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date, February 15, 2022:

Fair Value of Purchase Price:
Cash	$1,500,000
Promissory note issued	3,600,627
Common stock issued	5,528,373
Total purchase consideration	$10,629,000

Purchase Price Allocation:
Covenant not to compete	$3,459,120
Supplier relationships	1,179,246
Software	534,591
Current assets	1,784,113
Property and equipment	46,548
Rent deposit	52,707
ROU asset	234,578
Goodwill	6,094,144
Deferred tax liabilities	(1,389,113)
Current liabilities	(1,143,076)
Lease liability	(223,858)
Total purchase consideration	$10,629,000

In October 2022, the $1.5 million cash portion of the consideration, which was presented as investment payable, had been fully paid off.

The results of operations of Anivia since February 16, 2022 have been included in the Company's consolidated financial statements.

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

As of September 30, 2022 and 2021, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	September 30, 2022	September 30, 2021
Cash in bank	$219,520	$–
Prepayments and other receivables	$569,244	$–
Rent deposit	$47,930	$–
Office equipment, net	$50,551	$–
Right of use - noncurrent	$108,844	$–
Deferred tax asset	$178,116	$–
Advance from shareholders	$86,847	$–
Accounts payable	$153,756	$–
Lease liability	$103,121	$–
Income tax payable	$282,029	$–
Other payables and accrued liabilities	$192,604	$–

The operating results of the VIE were as follows for the three months ended September 30, 2022:

September 30, 2022
Revenue	$–
Net loss after elimination of intercompany transactions	$733,617

For the three months ended September 30, 2022, the VIE contributed approximately $3.2 million of revenue and $0.6 million of net loss before elimination.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	September 30, 2022	June 30, 2022
Accounts receivable	$19,059,969	$17,502,287
Less: allowance for credit losses	(70,000)	(70,000)
Total accounts receivable	$18,989,969	$17,432,287

Note 7 – Inventories, net

As of September 30, 2022 and June 30, 2022, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $30,313,684 and $30,433,766, respectively.

As of September 30, 2022 and June 30, 2022, allowance for obsolescence was $394,998 and $320,000, respectively.

Note 8 – Prepayments and other current assets

As of September 30, 2022 and June 30, 2022, prepayments and other current assets consisted of the following:

	September 30, 2022	June 30, 2022
Advance to suppliers	$1,922,361	$3,938,881
Prepaid income taxes	214,818	375,087
Prepaid expenses and other receivables	1,026,584	1,130,495

Total	$3,163,763	$5,444,463

Other receivables consisted of delivery fees of $55,499 and $56,884 and receivables from one and two unrelated parties for their use of the Company’s courier accounts at September 30, 2022 and June 30, 2022. As of the date of this report, the amount had been fully collected.

Note 9 – Non-current prepayments

Non-current prepayments included $752,082 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $65,625 down payment on a four-year car lease. As of September 30, 2022 and June 30, 2022, total non-current prepayments were $817,707 and $925,624, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded amortization expenses of $107,917 and $107,917, respectively.

Note 10 – Intangible assets, net

As of September 30, 2022, intangible assets, net, consisted of the following:

September 30, 2022
Covenant Not to Compete	$3,459,120
Supplier relationships	1,179,246
Software	534,591
Accumulated amortization	(405,858)
Total	$4,767,099

The intangible assets were acquired on February 15, 2022 through the acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at September 30, 2022 was approximately 8.07 years, and the amortization expense for the three months ended September 30, 2022 was $162,343. At September 30, 2022, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2023	$487,028
2024	649,371
2025	649,371
2026	649,371
2027	649,371
Thereafter	1,682,587
Intangible assets, net	$4,767,099

Note 11 – Other payables and accrued liabilities

As of September 30, 2022 and June 30, 2022, other payables and accrued liabilities consisted of the following:

	September 30, 2022	June 30, 2022
Accrued payables for inventory in transit	$554,991	$4,217,941
Accrued Amazon fees	512,500	640,467
Sales taxes payable	535,468	307,152
Payroll liabilities	204,871	239,248
Other accrued liabilities and payables	282,765	510,412

Total	$2,090,595	$5,915,220

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. Through this process, the Company purchased a total of $31,385 in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price. This supplier purchased the inventory from DHS with payments made upon delivery. As of September 30, 2022, the Company included an outstanding amount of $31,385 in other payables and presented as financing cash inflow in proceeds from short term loans on the statement of cash flows. As of the date of this report, the amount had been paid off.

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

As of September 30, 2022 and June 30, 2022, the outstanding balance due under the RPA was $0 and $0, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. During the quarter ended June 30, 2022, the Company paid off the SBA Note, including accrued interest expense of $39,237. As of September 30, 2022 and June 30, 2022, the outstanding balance of the SBA Note was $0 and $0, respectively.

Asset-based revolving loan

On November 12, 2021, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, for an asset-based revolving loan (“ABL”) of up to $25 million with key terms listed as follows:

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 in financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and to be amortized over three years as financing expenses, the term of the ABL. For the three months ended September 30, 2022, the Company recorded the following as interest expense: $66,305 of amortization of debt discount and $163,017 of interest expense and credit utilization fees.

Below is a summary of the interest expense recorded for the three months ended September 30, 2022 and 2021:

	2022	2021
Accrued interest	$156,255	$–
Credit utilization fees	6,762	–
Amortization of debt discount	66,305	–
Total	$229,322	$–

As of September 30, 2022, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $15,192,660, including interest payable of $338,798. As of June 30, 2022, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $12,314,627, including interest payable of $182,543.

On October 7, 2022, the Company entered into a second amendment to the credit agreement and consent (the “Second Amendment to the Credit Agreement”), originally dated November 12, 2021, as amended, with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”). The Company entered in the Second Amendment to the Credit Agreement primarily for the purpose of changing the interest rate repayment calculations from LIBOR to the Secured Overnight Financing Rate, or SOFR, which adjustment had originally been anticipated under the terms of the original Credit Agreement. In addition, two of the negative covenants set forth in the original credit agreement were amended in order to (i) adjust the definition of “Covenant Testing Trigger Period” to increase the required cash availability from $3,000,000 to $4,000,000, or 10% of the aggregate revolving commitment for the preceding 30 days, and (ii) require that the Company will not and will not permit any of its subsidiaries, after reasonable due diligence and due inquiry, to knowingly sell their products, inventory or services directly to any commercial businesses that grow or cultivate cannabis; it being acknowledged, however, that the Company does not generally conduct due diligence on its individual retail customers.

On November 11, 2022, the Company and JPMorgan entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPMorgan accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPMorgan agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults.

Promissory note payable

On February 15, 2022, as part of the consideration for acquisition of Anivia Limited, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. For the three months ended September 30, 2022, the Company recorded accrued interest of $52,500 and amortization of note premium of $12,682. As of September 30, 2022, including $131,250 of accrued interest and $69,338 of unamortized premium, the total outstanding balance of the Purchase Note was $3,700,588, which was presented on the consolidated balance sheet as a current portion of $2,806,565 and a non-current portion of $894,023. In October 2022, the Company paid the first installment of $875,000.

Note 13 - Related party transactions

Starting March 1, 2022, the Company subleases 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed on Note 1 and Note 2 above. For the three months ended September 30, 2022, the Company recorded a sublease fee of $247,500 as other non-operating income. As of September 30, 2022 and June 30, 2022, other receivables due from Box Harmony was $134,262 and $51,762, respectively.

On February 15, 2022, the Company assumed $92,246 (RMB618,000) of advance from shareholders of DHS through the acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of September 30, 2022 and June 30, 2022, the balance of advance from shareholders was $86,847 and $92,246, respectively.

Note 14 – Income taxes

For the three months ended September 30, 2022, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three months ended September 30, 2022 and 2021 consisted of the following:

	September 30, 2022	September 30, 2021
Current:
Federal	$–	$234,629
State	9,921	108,346
Foreign	–	–
Total current income tax provision	9,921	342,975
Deferred:
Federal	(169,467)	–
State	(103,145)	–
Foreign	(185,105)	–
Total deferred taxes	(457,717)	–

Total provision for income taxes	$(447,796)	$342,975

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	September 30, 2022		September 30, 2021
Statutory tax rate
Federal	21.00%		21.00%
State (net of federal benefit)	5.85%		8.84%
Foreign tax rate difference	3.91%		–
Impairment loss on goodwill – permanent difference	(17.8%	)	–
Net effect of state income tax deduction and other permanent differences	(3.29%	)	(1.97%	)
Effective tax rate	9.67%		27.87%

As of September 30, 2022, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $214,818 and $282,029, respectively. As of June 30, 2022, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $375,087 and $299,563, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	September 30, 2022	June 30, 2022
Deferred tax assets
263A calculation	$215,434	$123,884
Inventory reserve	106,071	71,026
State taxes	2,226	45,234
Accrued expenses	157,794	69,172
ROU assets / liabilities	110,319	83,738
Stock-based compensation	99,989	70,266
Net operating loss	416,933	–
Others	18,797	7,539
Total deferred tax assets	1,127,663	470,859

Deferred tax liabilities
Depreciation	(118,576)	(86,254)
Intangible assets acquired	(1,280,127)	(1,323,720)
Total deferred tax liabilities	(1,398,703)	(1,409,974)

Net deferred tax liabilities	$(271,040)	$(939,115)

Note 15 – (Loss) Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the three months ended September 30,
	2022	2021
Numerator:
Net income	$(4,182,376)	$887,528
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*
Basic	29,665,716	26,484,528
Diluted	29,665,716	26,495,420
(Loss) Earnings per share - Basic	$(0.14)	$0.03
- Diluted	$(0.14)	$0.03

* Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants as the Company had a net loss for the three months ended September 30, 2022.

* For the three months ended September 30, 2021, the computation of basic and diluted EPS included the vested RSUs.

* The computation of diluted EPS included the underlying 10,892 shares of warrants calculated using treasury method for the three months ended September 30, 2021.

* For the three months ended September 30, 2022 and 2021, 166,176 and 40,019 vested shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share when the shares are fully vested.

Note 16 – Equity

Common Stock

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

As of September 30, 2022 and June 30, 2022, there were 29,572,382 and 29,572,382 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company’s Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of September 30, 2022 and June 30, 2022, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021, we filed a registration statement on Form S-8 registering all shares issuable under the Plan.

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded a total of 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. On November 16, 2021, we filed a registration statement on Form S-8 registering all shares issuable under the Plan. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. The fair value of RSUs issued subsequent to IPO date was based on the stock price on each grant date. During the three months ended September 30, 2022, the Company granted an additional 29,806 shares of RSUs. For the three months ended September 30, 2022 and 2021, the Company recorded $27,500 and $103,054 of stock-based compensation expense. As of September 30, 2022 and June 30, 2022, the unvested number of RSUs was 3,304 and 6,608 and the unamortized expense was $7,500 and $15,000, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2022	6,608
RSUs granted	29,806	$20,000
RSUs forfeited	–
RSUs vested	(33,110)
RSUs granted, but not vested, at September 30, 2022	3,304

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of September 30, 2022, of the 166,176 vested RSUs, 40,019 shares of Common Stock were issued, and 126,157 shares were to be issued upon setup of the plan administration account.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and stock option grants (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, CEO and (ii) 330,000 shares to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12, a contractual term of 10 years and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both designated operational milestones (performance conditions) and market conditions (together, the “Designated Milestones”), which are set forth in six vesting tranches, assuming continued employment of the recipients through the date on which such Designated Milestones are achieved. Each of the six vesting tranches for the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The achievement status of the operational milestones as of September 30, 2022 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at June 30, 2022, $2.3 million is deemed probable of vesting. As of September 30, 2022, none of the options had vested. For the three months ended September 30, 2022 and 2021, the Company recorded $110,382 and $0 of stock-based compensation expense related to the Option Grants. Unrecognized compensation cost related to tranches probable of vesting is approximately $2.1 million and will be recognized over 2.8 years to 9.5 years, depending on the tranche.

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

Upon closing the IPO on May 14, 2021, the Placement Agent exercised its warrants in full to purchase a total of 24,451 shares of the Company’s Common Stock and, as such, there were no placement agent warrants outstanding as of June 30, 2021. At the same time, the outstanding warrants held by the Convertible Note investors were reclassed to additional paid in capital as the terms became fixed upon closing of the IPO. Through September 30, 2022, none of the private placement investors exercised any of their warrants. As such, as of September 30, 2022 and June 30, 2022, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2022 and June 30, 2022, $4,842,146 and $1,821,947, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $3.9 million and $0.5 million, respectively, in excess of the FDIC insurance limit, as of September 30, 2022 and June 30, 2022.

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

Customer and vendor concentration risk

For the three months ended September 30, 2022 and 2021, Amazon Vendor and Amazon Seller customers accounted for 91% and 89% of the Company's total revenues, respectively. As of September 30, 2022 and June 30, 2022, accounts receivable from Amazon Vendor and Amazon Seller accounted for 94% and 94% of the Company’s total accounts receivable.

For the three months ended September 30, 2022 and 2021, one supplier accounted for 19% and two suppliers accounted for 47% (36% and 11%) of the Company's total purchases, respectively. As of September 30, 2022, accounts payable to two suppliers accounted for 48% and 11% of the Company’s total accounts payable. As of June 30, 2022, accounts payable to two suppliers accounted for 34% and 10%, respectively, of the Company’s total accounts payable.

Note 19 - Commitments and contingencies

Lease commitments

The Company has adopted ASC842 since its inception date, April 11, 2018. The Company has entered into a lease agreement to rent office and warehouse space with a lease period from December 1, 2018 until December 31, 2020. On August 24, 2020, the Company negotiated for new terms to extend the lease through December 21, 2023 at the rate of approximately $42,000 per month.

On September 1, 2020, in addition to the primary fulfillment center, the Company leased a second fulfillment center in City of Industry, California. The base rental fee ranges from $27,921 to $29,910 per month through October 31, 2023.

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

In addition, the Company will be responsible for its pro rata share of certain costs, including utility costs, insurance and common area costs, as further detailed in the Lease Agreement. Following the Rent Commencement Date, the first two months of the Base Rent were to be abated.

The lease was not started under the original Lease Agreement as completion of the construction was not timely completed. On February 23, 2022, as a result of the delay in completion of the construction, the Company entered into an amended agreement to extend the lease term to 74 months. The lease commencement date is February 10, 2022, with rent payments commencing May 11, 2022 and the lease expiring on May 31, 2028. The base rental fee ranges from $114,249 to $140,079 per month through the expiration date of May 31, 2028.

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee ranges from $56,000 to $59,410 per month through April 30, 2025.

Total commitment for the full term of these leases is $12,440,869. The financial statements reflected $9,805,484 and $10,453,282, respectively, of operating lease right-of-use assets, and $10,210,581 and $10,848,544, respectively, of operating lease liabilities as of September 30, 2022 and June 30, 2022.

Three Months Ended September 30, 2022 and 2021:

Lease cost	9/30/2022	9/30/2021
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$779,233	$205,517

Other information
Cash paid for amounts included in the measurement of lease liabilities	$769,061	$209,763
Remaining term in years	0.83 – 5.67	2.25
Average discount rate - operating leases	5 - 8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	9/30/2022	6/30/2022
Right of use asset - non-current	$9,805,484	$10,453,282

Lease Liability - current	2,593,995	2,583,933
Lease Liability - non-current	7,616,586	8,265,611
Total operating lease liabilities	$10,210,581	$10,848,544

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2023	$2,303,662
2024	2,510,662
2025	2,080,331
2026	1,533,918
2027	1,586,572
2028 and after	1,459,407
Less: Imputed interest/present value discount	(1,263,971)
Present value of lease liabilities	$10,210,581

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). Presently, the matter is scheduled to be heard before a FINRA arbitration appeal over six non-consecutive days during the months of April and May 2023. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. The Company cannot reasonably estimate the amount of potential exposure as of the date of this report.

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

In February 2022, the Russian Federation began conducting military operations against Ukraine, resulting in global economic uncertainty and increased cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruption which could cause us to seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the three months ended September 30, 2022.

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Other than as set forth below and as disclosed in Note 4 and Note 12 above, no material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

On November 9, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was trading below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5405(a)(1) (the “Bid Price Requirement”). In order to regain compliance with the Bid Price Requirement, the Company’s stock must trade at $1.00 or above for a period of 10 consecutive trading days. Following receipt of Nasdaq’s deficiency notification, the Company has 180 days, or until May 8, 2023, to regain compliance with the Bid Price Requirement and may seek an additional 180-day extension thereafter. During that time, the Company will evaluate what actions it needs to take should the Company determine that it is unlikely that it will regain compliance within the requisite time period. While the Company needs to remain mindful of the timing in which it needs to regain compliance, the deficiency notification has no immediate effect on the Company’s Nasdaq listing and the Company’s common stock will continue to trade on Nasdaq under the ticker symbol “IPW.”

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

Overview

iPower Inc. is an online hydroponic home and garden equipment supplier based in the United States. Through the operations of our e-commerce platform, www.Zenhydro.com, our combined 121,000 square foot fulfillment centers in Los Angeles, California, as well as our 99,000 square foot fulfillment center in Rancho Cucamonga, California, we believe we are one of the leading marketers, distributors and retailers of grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps, shelving and accessories for hydroponic gardening, based on management’s estimates. We have a diverse customer base that includes commercial users and individuals. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth, both in terms of expanding customer base as well as brand and product development.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and consist of more than 4,000 SKUs of products such as home goods, grow-light systems, ventilation systems, activated carbon filters, nutrients, growing media, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the quarter ended September 30, 2022, our top five product segments accounted for 78% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories.

Recent Acquisitions and Joint Ventures

On February 15, 2022, in exchange for total consideration of $12 million, we acquired 100% of the ordinary shares of Anivia Limited (the “Target Company”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), the Target Company, Fly Elephant Limited, a Hong Kong company, Dayou Renzai (Shenzhen) Technology Company Limited, and Daheshou (Shenzhen) Information Technology Limited. The Target Company owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayou Renzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through a series of contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (the “Operating Company”) and located in Shenzhen, China. The Operating Company is principally engaged in selling of a wide range of products and providing logistic services in the PRC. The Operating Company has been iPower’s sole source of supplies and logistics support for products purchased from the PRC since iPower’s inception. In 2021, iPower purchased more than 60% of its products and supplies from or through the Operating Company.

On February 10, 2022, we entered into a joint venture agreement with Bro Angel, LLC, Ji Shin and Bing Luo (the “GSM Joint Venture Agreement”). Pursuant to the terms of the GSM Joint Venture Agreement, the parties formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, contents and services to assist businesses, including the Company and other businesses, in the marketing of their products. Following entry into the JSM Joint Venture Agreement, GSM issued 10,000 certificated units of membership interest (the “GSM Equity Units”), of which the Company was issued 6,000 GSM Equity Units and Bro Angel was issued 4,000 GSM Equity Units. Messrs. Shin and Luo are the owners of 100% of the equity of Bro Angel.

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

On January 13, 2020 we entered into a joint venture agreement with Titanium Plus Autoparts, Inc. (“TPA”), Tony Chiu, and Bin Xiao (the “TPA Joint Venture Agreement”). Pursuant to the terms of the TPA Joint Venture Agreement, the parties formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistic services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States with such logistic services to include, without limitation, receiving, storing, and transporting such products. Following entry into the TPA Joint Venture Agreement, Box Harmony issued a total of 6,000 certificated units of membership interest, designated as Class A voting units (“Equity Units”), as follows: (i) we agreed to contribute $50,000 in cash and agreed to provide Box Harmony with the use and access to certain warehouse facilities leased by the Company in exchange for 2,400 Equity Units in Box Harmony, and (ii) TPA received 1,200 Equity Units in exchange for (a) $1,200 and contributing the TPA IP License referred to below, (b) its existing and future customer contracts, and (c) granting Box Harmony the use of shipping accounts (Fedex and UPS) and all other TPA carrier contracts, and (iii) Bin Xiao received 2,400 Equity Units in exchange for $2,400 and his agreement to manage the day to day operations of Box Harmony. We also entered into a sublease with Box Harmony pursuant to which we sublease a portion of our leased warehouse space in Los Angeles to Box Harmony in exchange for their payment of a pro rata portion of our rental expenses related to such facility.

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

Trends and Expectations

Product and Brand Development

We plan to increase our investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement our product catalog and improve on existing products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine may nonetheless increase the likelihood of supply chain disruptions or otherwise hinder our ability to find the materials we need to make our products. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Ongoing COVID-19 Outbreak and Related Disruptions

We are continuing to closely monitor the impact of the ongoing COVID-19 outbreak on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers and stockholders, all of which are uncertain and cannot be predicted. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures in our facilities, providing emergency paid time off and targeted hourly pay increases as well as developing no contact delivery methods.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2022 and 2021

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Variance
Revenues	$26,022,673	$17,366,765	49.8%
Cost of goods sold	16,036,957	10,053,063	59.5%
Gross profit	9,985,716	7,313,702	36.5%
Operating expenses	14,579,022	6,023,387	142.0%
Operating (loss) income	(4,593,306)	1,290,315	(456.0%	)
Other (expenses)	(39,671)	(59,812)	(33.7%	)
(Loss) Income before income taxes	(4,632,977)	1,230,503	(476.5%	)
Income tax (benefit) expense	(447,796)	342,975	(230.6%	)
Net (loss) income	(4,185,181)	887,528
Non-controlling interest	(2,805)	–
Net (loss) income attributable to iPower Inc.	$(4,182,376)	$887,528	(571.2%	)
Other comprehensive loss	(111,475)	–
Comprehensive (loss) income attributable to iPower Inc.	(4,293,851)	887,528	(583.8%	)
Gross profit % of revenues	38.4%	42.1%
Operating (loss) income % of revenues	(17.7% )	7.4%
Net (loss) income % of revenues	(16.1% )	5.1%

Revenues

Revenues for the three months ended September 30, 2022 increased 49.8% to $26,022,673 as compared to $17,366,765 for the three months ended September 30, 2021. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. In addition to our organic growth, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic. However, while the revenues for the current quarter remained consistent with last quarter of the fiscal year ended June 30, 2022, we cannot assure that this trend will continue, and our business may be adversely affected by poor overall economic conditions and shipping delays caused by the ongoing COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the three months ended September 30, 2022 increased 59.5% to $16,036,957 as compared to $10,053,063 for the three months ended September 30, 2021. The increase was due to an increase in sales, as discussed above. In addition, we experienced an increase in cost of goods sold as a percentage of revenue as a result of an increase in import duty and freight charges. See discussions on gross profit below. We have seen decreasing freight charges since September 2022 but could not assure that this trend will continue.

Gross Profit

Gross profit was $9,985,716 for the three months ended September 30, 2022 as compared to $7,313,702 for the three months ended September 30, 2021. The gross profit ratio decreased to 38.4% for the three months ended September 30, 2022 from 42.1% for the three months ended September 30, 2021. The decrease in gross profit ratio was mainly due to a combination of an increase in sales, as discussed above, and an increase of cost of goods sold resulting from increase in import duties and freight charges.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 increased 142.0% to $14,579,022 as compared to $6,023,387 for the three months ended September 30, 2021. The increase was mainly due to an increase in selling and fulfillment expenses of $4.7 million resulted from increase in advertising, storage costs and fulfillment workforce, general and administrative expenses of $0.7 million, which included payroll expenses, stock-based compensation expense, insurance expenses and other operating expenses including expenses associated with being a publicly traded company, and $3.1 million of impairment loss on goodwill triggered by the decrease in the Company’s share price and the net loss incurred during the quarter ended September 30, 2022.

(Loss) Income from Operations

(Loss) Income from operations was ($4,593,306) for the three months ended September 30, 2022 as compared to $1,290,315 for the three ended September 30, 2021. The decrease was due to a combination of an increase in sales, costs of goods sold and operating expenses as discussed above.

Other Expense

Other expenses for the three months ended September 30, 2022 was $39,671 as compared to $59,812 for the three months ended September 30, 2021. The slight decrease in other expenses was a combined result of an increase in other non-operating income of $212,572, an increase in interest, including amortization of debt discount on the revolving loan, and financing expenses of $189,041 during the period ended September 30, 2022, and an increase in loss on investment of $3,390.

Net (Loss) Income Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended September 30, 2022 was $4,182,376 as compared to net income of $887,528 for the three months ended September 30, 2021, representing a decrease of $5,069,904. The decrease was primarily due to the increase in operating expenses as discussed above.

Comprehensive (Loss) Income Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended September 30, 2022 was $4,293,851 as compared to comprehensive income of $887,528 for the three months ended September 30, 2021, representing a decrease of $5,181,379. The decrease was due to the reasons discussed above and the other comprehensive loss of $111,475, in relation to the foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the nine months ended September 30, 2022 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through completion of two private placements in 2020 and 2021, completion of our initial public offering in May of 2021, and borrowing under our credit facility and loans from the Small Business Administration and JPMorgan Chase Bank. We had cash and cash equivalents of $4,842,146 as of September 30, 2022, representing a $3.0 million increase from $1,821,947 of cash as of June 30, 2022. The cash increase was primarily the result of the increase in net cash provided by operating activities and proceeds from the long term revolving line.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. In addition, we have approximately $9.0 million unused credit under the revolving line with JPM as of September 30, 2022. Given our current working capital position an available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of September 30, 2022 and June 30, 2022, our working capital was $32.8 million and $32.3 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends will remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Net cash provided by (used in) operating activities for the three months ended September 30, 2022 and September 30, 2021 was $379,025 and $(5,209,185), respectively. The increase in cash provided by operating activities was mainly resulted from decreased prepayments and other current assets and increased accounts payable.

Investing Activities

For the three months ended September 30, 2022 and September 30, 2021, net cash used in investing activities was $57,989 and $50,423, respectively. The slight increase in cash used in investing activities was because the Company made additional purchase of equipment during the quarter ended September 30, 2022.

Financing Activities

Net cash provided by (used in) financing activities was $2,760,614 and ($172,517), respectively, for the three months ended September 30, 2022 and September 30, 2021. The main reason the Company experienced an increase in net cash provided by financing activities was primarily due to receiving $2.8 million in proceeds from the draw-down of a $25 million asset-based revolving loan facility with JPMorgan Chase Bank.

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

Business Combination

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including its variable interest entity (“VIE”), Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the laws of the People’s Republic of China (“DHS”). The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price paid over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. See Note 4 for details on acquisition.

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including DHS. Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding has been provided by the Company following the February 15, 2022 acquisition. During the term of the Agreements, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a VIE of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other.

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K. Due to the decrease in the Company’s share price subsequent to the filing of the Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review , the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.. As of September 30, 2022, the remaining goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at June 30, 2022 include a covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationships	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of June 30, 2022, there were no indicators of impairment.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively (collectively, "Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective. For public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The adoption of ASU 2020-01 did not have material impact on the Company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2021; however, early adoption is permitted. The adoption of this standard did not have material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company has adopted ASU 2017-04. See disclosures above on Goodwill for further details.

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

As of September 30, 2022, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements and complex transactions, (ii) we lack effective communication procedures in our controlled subsidiaries, and (iii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our former placement agent, Boustead Securities LLC, has brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. The matter is presently scheduled to be heard before a FINRA arbitration panel over six non-consecutive days in the months of April and May 2023. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. However, we have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our initial public offering against any liability or expense they may incur or be subject to arising out of the Boustead dispute. In addition, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding for such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – Prior to our initial public offering we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation in the event we are not able to come to agreement on the amounts Boustead deems itself to be owed under such agreement” and “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K filed with the SEC on September 28, 2022.

Other than the above, we are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

If we fail to maintain the continued listing requirements of Nasdaq, including maintaining the minimum closing bid price requirement, Nasdaq will take steps to de-list our common stock. As a result of several factors, including but not limited to recent market sentiment concerning our industry, the ongoing outbreak of COVID-19 and its effects on the global marketplace, recent volatility in the financial markets generally due to the expectation of a tightening in monetary policy by the U.S. Federal Reserve and other geopolitical events, the per share price of our common stock has declined below the minimum bid price threshold required for continued listing. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On November 9, 2022, we received a deficiency notice from Nasdaq (the “Deficiency Notice”) informing us that our common stock had failed to comply with the $1.00 minimum bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”) based upon the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Deficiency Notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days from September 9, 2022, or until May 8, 2023, to regain compliance with Rule 5550(a)(2). If at any time before May 8, 2023 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation that we have regained compliance.

If we do not regain compliance with Rule 5550(a)(2) by May 8, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period.

In the event of a de-listing or threatened de-listing, we would take actions to restore our compliance with Nasdaq Marketplace Rules, but we can provide no assurances that the listing of our common stock would be restored, that our common stock will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Marketplace Rules.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

10.1	Second Amendment to the Credit Agreement, dated October 7, 2022, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 14, 2022)
10.2	Amendment to Subordination Agreement, dated October 7, 2022, between White Cherry Limited and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 14, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

November 14, 2022	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

November 14, 2022	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

