Form 10-Q
period 2022-12-31
iPower Inc.
filed 2023-02-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 001-40391

iPower Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5144171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares outstanding of the registrant’s common stock on February 14, 2023 was 29,710,939.

iPower Inc.

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2022 and 2021	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended December 31, 2022 and 2021	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls & Procedures	47

	PART II. Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

	Signatures	50

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2022 and June 30, 2022

	December 31,	June 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$3,997,125	$1,821,947
Accounts receivable, net	11,646,757	17,432,287
Inventories, net	23,258,161	30,433,766
Other receivable - related party	39,853	51,762
Prepayments and other current assets	3,714,473	5,444,463
Total current assets	42,656,369	55,184,225

Non-current assets
Right of use - non-current	9,161,836	10,453,282
Property and equipment, net	603,518	544,633
Deferred tax assets	849,579	–
Non-current prepayments	709,790	925,624
Goodwill	3,034,110	6,094,144
Investment in joint venture	36,057	43,385
Intangible assets, net	4,604,756	4,929,442
Other non-current assets	401,312	406,732
Total non-current assets	19,400,958	23,397,242

Total assets	$62,057,327	$78,581,467

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$12,109,715	$9,533,408
Credit cards payable	223,039	807,687
Customer deposit	368,717	273,457
Other payables and accrued liabilities	2,070,567	5,915,220
Advance from shareholders	89,592	92,246
Investment payable	–	1,500,000
Lease liability - current	2,563,468	2,582,933
Long-term promissory note payable - current portion	1,977,502	1,879,065
Income taxes payable	290,946	299,563
Total current liabilities	19,693,546	22,883,579

Non-current liabilities
Long-term revolving loan payable, net	9,334,819	12,314,627
Long-term promissory note payable, net	881,445	1,781,705
Deferred tax liabilities	–	939,115
Lease liability - non-current	7,023,320	8,265,611
Total non-current liabilities	17,239,584	23,301,058

Total liabilities	36,933,130	46,184,637

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,572,382 and 29,572,382 shares issued and outstanding at December 31, 2022 and June 30, 2022	29,573	29,573
Additional paid in capital	29,382,011	29,111,863
(Accumulated deficits) Retained earnings	(4,209,867)	3,262,948
Non-controlling interest	(18,872)	(13,232)
Accumulated other comprehensive income (loss)	(58,648)	5,678
Total equity	25,124,197	32,396,830

Total liabilities and equity	$62,057,327	$78,581,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2022 and 2021

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$19,254,590	$17,125,663	$45,277,263	$34,492,428

TOTAL REVENUES	19,254,590	17,125,663	45,277,263	34,492,428

COST OF REVENUES	11,285,064	9,568,051	27,322,021	19,621,114

GROSS PROFIT	7,969,526	7,557,612	17,955,242	14,871,314

OPERATING EXPENSES:
Selling and fulfillment	9,338,737	3,641,839	17,757,549	7,307,760
General and administrative	2,713,355	2,780,488	5,813,531	5,137,954
Impairment loss - goodwill	–	–	3,060,034	–
Total operating expenses	12,052,092	6,422,327	26,631,114	12,445,714

(LOSS) INCOME FROM OPERATIONS	(4,082,566)	1,135,285	(8,675,872)	2,425,600

OTHER INCOME (EXPENSE)
Interest expenses	(314,119)	(75,112)	(562,160)	(75,112)
Other financing expenses	–	–	–	(9,000)
Loss on equity method investment	(3,938)	–	(7,328)	–
Other non-operating income	59,600	60,403	271,360	9,591
Total other expenses, net	(258,457)	(14,709)	(298,128)	(74,521)

(LOSS) INCOME BEFORE INCOME TAXES	(4,341,023)	1,120,576	(8,974,000)	2,351,079

PROVISION FOR INCOME TAX (BENEFIT) EXPENSE	(1,047,749)	322,715	(1,495,545)	665,690
NET (LOSS) INCOME	(3,293,274)	797,861	(7,478,455)	1,685,389

Non-controlling interest	(2,835)	–	(5,640)	–

NET (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	$(3,290,439)	$797,861	$(7,472,815)	$1,685,389

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	47,149	–	(64,326)	–

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	$(3,243,290)	$797,861	$(7,537,141)	$1,685,389

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,742,620	26,491,103	29,687,878	26,487,816

Diluted	29,742,620	26,491,103	29,687,878	26,487,816

(LOSSES) EARNINGS PER SHARE
Basic	$(0.11)	$0.03	$(0.25)	$0.06

Diluted	$(0.11)	$0.03	$(0.25)	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31, 2022 and 2021

	Common Stock *		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive income
	Shares	Amount	Capital	Deficit)	interest	(loss)	Total
Balance, June 30, 2022	29,572,382	$29,573	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830
Net loss	–	–	–	(4,182,376)	(2,805)	–	(4,185,181)
Stock-based compensation	–	–	137,882	–	–	–	137,882
Foreign currency translation adjustments	–	–	–	–	–	(111,475)	(111,475)
Balance, September 30, 2022, unaudited	29,572,382	29,573	29,249,745	(919,428)	(16,037)	(105,797)	28,238,056
Net loss	–	–	–	(3,290,439)	(2,835)	–	(3,293,274)
Stock-based compensation	–	–	132,266	–	–	–	132,266
Foreign currency translation adjustments	–	–	–	–	–	47,149	47,149
Balance, December 31, 2022, unaudited	29,572,382	$29,573	$29,382,011	$(4,209,867)	$(18,872)	$(58,648)	$25,124,197

Balance, June 30, 2021	26,448,663	$26,449	$23,214,263	$1,745,073	$–	$–	$24,985,785
Net income	–	–	–	887,528	–	–	887,528
Restricted stock units vested	–	–	103,054	–	–	–	103,054
Balance, September 30, 2021, unaudited	26,448,663	26,449	23,317,317	2,632,601	–	–	25,976,367
Net income	–	–	–	797,861	–	–	797,861
Restricted shares issued for vested RSUs	40,019	40	(40)	–	–	–	–
Restricted stock units vested	–	–	54,435	–	–	–	54,435
Balance, December 31, 2021, unaudited	26,488,682	$26,489	$23,371,712	$3,430,462	$–	$–	$26,828,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2022 and 2021

	For the Six Months Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,478,455)	$1,685,389
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	393,168	8,894
Inventory reserve	74,998	55,958
Credit loss reserve	–	70,000
Loss on equity method investment	7,328	–
Impairment loss - goodwill	3,060,034	–
Stock-based compensation expense	270,148	157,489
Non-cash operating lease expense	30,023	(11,425)
Amortization of debt premium / discount and non-cash financing costs	107,349	44,203
Change in operating assets and liabilities
Accounts receivable	5,785,530	(7,727,169)
Inventories	7,100,607	(6,898,717)
Deferred tax assets/liabilities	(1,788,694)	–
Prepayments and other current assets	1,729,990	(2,111,371)
Non-current prepayments	215,834	215,834
Other non-current assets	5,420	(229,599)
Accounts payable	2,607,691	604,965
Credit cards payable	(584,648)	(34,001)
Customer deposit	95,260	(69,246)
Other payables and accrued liabilities	(3,844,758)	2,412,063
Income taxes payable	(8,617)	(416,310)
Net cash provided by (used in) operating activities	7,778,208	(12,243,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(127,367)	(56,424)
Net cash used in investing activities	(127,367)	(56,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	94,409	–
Payments to related parties	(82,500)	–
Proceeds from short-term loans	31,385	1,604,292
Payments of financing fees	–	(796,035)
Payment on investment payable	(1,500,000)	–
Payments on short-term loans	(906,385)	(1,767,061)
Proceeds from long-term loans	3,022,655	7,715,383
Payments on long-term loans	(6,200,000)	(17,059)
Net cash (used in) provided by financing activities	(5,540,436)	6,739,520

EFFECT OF EXCHANGE RATE ON CASH	64,773	–

CHANGES IN CASH	2,175,178	(5,559,947)

CASH AND CASH EQUIVALENT, beginning of period	1,821,947	6,651,705

CASH AND CASH EQUIVALENT, end of period	$3,997,125	$1,091,758

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$55,000	$1,082,000
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2022 and June 30, 2022 and for the Three and Six Months Ended December 31, 2022 and 2021

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is a U.S.-based online seller and supplier of consumer home, garden and pet products.

Effective on March 1, 2020, as amended and restated pursuant to an agreement dated October 26, 2020, the Company entered into an agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. Pursuant to the terms of the agreement, the Company agreed to provide technical support, management services and other services on an exclusive basis in relation to E Marketing’s business during the term of the agreement. The Company also agreed to fund E Marketing for operational cash flow needs and bear the risk of E Marketing’s losses from operations and E Marketing agreed that iPower has rights to E Marketing’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of E Marketing or its assets subject to assumption of all of its liabilities. E Marketing was considered a variable interest entity (“VIE”). On May 18, 2021, the Company acquired 100% of the equity ownership of E Marketing. As a result, E Marketing has become the Company’s wholly owned subsidiary.

On September 4, 2020, the Company entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM was then wholly owned by Chenlong Tan, the Chairman, CEO and President and one of the majority shareholders of the Company. Pursuant to the terms of the agreement, the Company was to provide technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. In addition, the Company agreed to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agreed that the Company has the right to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities. GPM was considered a variable interest entity (“VIE”). On May 18, 2021, the Company acquired 100% of the equity ownership of GPM. As a result, GPM has become the Company’s wholly owned subsidiary.

On January 13, 2022, the Company entered into a joint venture agreement and formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistics services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States, with such logistics services to include, without limitation, receiving, storing and transporting such products. The Company owns 40% of the equity interest in Box Harmony, retaining significant influence, but does not own a majority equity interest or otherwise control of Box Harmony. See details on Note 3 below.

On February 10, 2022, the Company entered into another joint venture agreement and formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, with contents and services, to assist businesses, including the Company and other businesses, in marketing their products. The Company owns 60% of the equity interest in GSM and controls its operations. See details on Note 3 below.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended June 30, 2022, which are included in the Form 10-K filed with the SEC on September 28, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of utilizing the emerging growth company reduced reporting requirements.

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

The balance sheet amounts of the VIE, with the exception of equity, on December 31, 2022, were translated at 6.8979 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the six months ended December 31, 2022 was 6.978613 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and bank deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000, which is currently the maximum amount insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). To date, the Company has not experienced any losses with respect to cash. Management believes the Company is not exposed to any significant credit risk with respect to its cash.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K. Due to the decrease in the Company’s share price subsequent to the filing of the Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

During the three months ended December 31, 2022, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of December 31, 2022, the remaining goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at December 31, 2022 included a covenant not to compete, supplier relationships, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationships	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment on asset group level is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of December 31, 2022, there were no indicators of impairment.

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

As of December 31, 2022, the outstanding balance of the Purchase Note was $2,858,947, including a premium of $56,759 and $177,188 of accrued interest.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis. We measure certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, we recognized an impairment charge of $0 and $3.1 million during the three and six months ended December 31, 2022, as follows:

	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment Loss
Goodwill	$3,034,110	$–	$–	$3,034,110	$3,060,034
Total	$3,034,110	$–	$–	$3,034,110	$3,060,034

Goodwill, with a total carrying value of $6.1 million was written down to its fair value of $3.0 million, resulting in an impairment charge of $3,060,034, which was recorded in earnings for the six months ended December 31, 2022. The fair value of goodwill was determined based on the discounted cash flow method, which is an income approach, which required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that would be used by a market participant, projections of revenues and cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter, among others.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and six months ended December 31, 2022 and 2021 were as following.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Advertising and promotion	$1,306,112	$578,565	$2,472,461	$1,211,981

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related inbound freight and delivery fees.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of inventory and costs of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling and fulfillment expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the six months ended December 31, 2022, sales through Amazon to Canada and other foreign countries were approximately 13.5% of the Company’s total sales. Sales of hydroponic products, including ventilation and grow light systems, were approximately 47% of the Company’s total sales and the remaining 53% consisted of general gardening, home goods and other products and accessories. As of December 31, 2022, there were approximately $3.0 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, and majority of the Company’s revenues are derived from within the United States. Therefore, no geographical segments are presented.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are recognized only to the extent that management determines that it is more-likely-than-not that the deferred income tax assets will be realized. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after  January 1, 2017. The Company has adopted ASU 2017-04. See disclosures above on Goodwill for further details.

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

Following entry into the Joint Venture Agreement, Box Harmony issued a total of 6,000 certificated units of membership interest, designated as Class A voting units (“Equity Units”), as follows: (i) the Company agreed to contribute $50,000 in cash in exchange for 2,400 Equity Units in Box Harmony and agreed to provide Box Harmony with the use and access to certain warehouse facilities leased by the Company (see below), and (ii) TPA received 1,200 Equity Units in exchange for (a) $1,200 and contributing the TPA IP License, (b) its existing and future customer contracts, and (c) granting Box Harmony the use of shipping accounts (FedEx and UPS) and all other TPA carrier contracts, and (iii) Xiao received 2,400 Equity Units in exchange for $2,400 and his agreement to manage the day to day operations of Box Harmony.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of the operations. Based on ASU 2015-02, the Company consolidate GSM due to its majority equity ownership and control over operations. For the three and six months ended December 31, 2022 and 2021, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

As of December 31, 2022 and 2021, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	December 31, 2022	June 30, 2022
Cash in bank	$296,482	$271,164
Prepayments and other receivables	$519,284	$1,374,698
Rent deposit	$49,446	$50,036
Office equipment, net	$46,464	$57,730
Right of use - noncurrent	$77,735	$153,064
Deferred tax asset	$222,202	$–
Advance from shareholders	$89,592	$92,246
Accounts payable	$116,913	$121,073
Lease liability	$77,990	$154,418
Income tax payable	$290,947	$299,563
Other payables and accrued liabilities	$267,589	$188,066

The operating results of the VIE were as follows for the three and six months ended December 31, 2022:

	Three Months	Six Months
Revenue	$–	$–
Net loss after elimination of intercompany transactions	$177,947	$911,564

For the three months ended December 31, 2022, the VIE contributed approximately $1.1 million of revenue and $0.1 million of net loss before elimination. For the six months ended December 31, 2022, the VIE contributed approximately $4.3 million of revenue and $0.6 million of net loss before elimination.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	December 31, 2022	June 30, 2022
Accounts receivable	$11,716,757	$17,502,287
Less: allowance for credit losses	(70,000)	(70,000)
Total accounts receivable	$11,646,757	$17,432,287

Note 7 – Inventories, net

As of December 31, 2022 and June 30, 2022, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $23,258,161 and $30,433,766, respectively.

As of December 31, 2022 and June 30, 2022, allowance for obsolescence was $394,998 and $320,000, respectively.

Note 8 – Prepayments and other current assets

As of December 31, 2022 and June 30, 2022, prepayments and other current assets consisted of the following:

	December 31, 2022	June 30, 2022
Advance to suppliers	$2,375,797	$3,938,881
Prepaid income taxes	151,506	375,087
Prepaid expenses and other receivables	1,187,170	1,130,495

Total	$3,714,473	$5,444,463

Other receivables consisted of delivery fees of $118,170 and $56,884 from two unrelated parties for their use of the Company’s courier accounts at December 31, 2022 and June 30, 2022. As of the date of this report, the amount had been fully collected.

Note 9 – Non-current prepayments

Non-current prepayments included $650,415 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $59,375 down payment on a four-year car lease. As of December 31, 2022 and June 30, 2022, total non-current prepayments were $709,790 and $925,624, respectively. For the three and six months ended December 31, 2022, the Company recorded $107,917 and $215,834 amortization of prepayments in the operating expenses, respectively. For the three and six months ended December 31, 2021, the Company recorded $107,917 and $215,834 amortization of prepayments in the operating expenses, respectively.

Note 10 – Intangible assets, net

As of December 31, 2022, intangible assets, net, consisted of the following:

December 31, 2022
Covenant not to compete	$3,459,120
Supplier relationships	1,179,246
Software	534,591
Accumulated amortization	(568,201)
Total	$4,604,756

The intangible assets were acquired on February 15, 2022 through the acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at December 31, 2022 was approximately 7.82 years, and the amortization expense for the three and six months ended December 31, 2022 was $162,343 and $324,686, respectively. At December 31, 2022, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2023	$324,685
2024	649,371
2025	649,371
2026	649,371
2027	649,371
Thereafter	1,682,587
Intangible assets, net	$4,604,756

Note 11 – Other payables and accrued liabilities

As of December 31, 2022 and June 30, 2022, other payables and accrued liabilities consisted of the following:

	December 31, 2022	June 30, 2022
Accrued payables for inventory in transit	$691,905	$4,217,941
Accrued Amazon fees	440,124	640,467
Sales taxes payable	578,956	307,152
Payroll liabilities	212,040	239,248
Other accrued liabilities and payables	147,542	510,412

Total	$2,070,567	$5,915,220

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. Through this process, the Company purchased a total of $31,385 in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price. As of December 31, 2022, the outstanding balance was paid off.

Note 12 – Loans payable

Revolving credit facility

On May 3, 2019, the Company entered into an agreement with WFC Fund LLC (“WFC”) for a revolving loan of up to $2,000,000. The revolving loan bore interest equal to the prime rate plus 4.25% per annum on the outstanding amount. On May 26, 2020, the Loan and Security Agreement was amended and restated as a Receivable Purchase Agreement (the “Original RPA”). On November 16, 2020, the Original RPA was further amended and restated (the “Restated RPA”) to increase the credit limit of the revolving credit facility from $2,000,000 to $3,000,000. The Restated RPA bore a discount rate of 3.055555%, subject to a rebate of 0.0277% per day. This revolving credit facility was secured by all of the Company’s assets and guaranteed by Chenlong Tan, the CEO and one of the Company’s major shareholders and founders. Pursuant to the terms of the agreement, all purchases of accounts receivable were without recourse to the Company, and WFC assumed the risk of nonpayment of the accounts receivable due to a customer’s financial inability to pay the accounts receivable or the customer’s insolvency but not the risk of non-payment of the accounts receivable for any other reason. The Company was obligated to collect the accounts receivable and to repurchase or pay back the amount drawn down if the accounts receivable were not collected.

During the three months ended September 30, 2021, the Company terminated the Restated RPA and paid off the balance due to WFC.

As of December 31, 2022 and June 30, 2022, the outstanding balance due under the RPA was $0 and $0, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. During the quarter ended June 30, 2022, the Company paid off the SBA Note, including accrued interest expense of $39,237. As of December 31, 2022 and June 30, 2022, the outstanding balance of the SBA Note was $0 and $0, respectively.

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 in financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and are to be amortized over three years as financing expenses, the term of the ABL.

Below is a summary of the interest expense recorded for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Accrued interest	$207,292	$30,909	$363,547	$30,909
Credit utilization fees	6,824	–	13,586	–
Amortization of debt discount	66,304	44,203	132,610	44,203
Total	$280,420	$–	$509,743	$–

As of December 31, 2022, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable of $377,133, was $9,334,819. As of June 30, 2022, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $12,314,627, including interest payable of $182,543. During the period from January 1, 2023 to the date of this report, the Company made a total payment of $2,400,000 to pay down the outstanding balance of the long-term revolving loan payable.

On October 7, 2022, the Company entered into a second amendment to the credit agreement and consent (the “Second Amendment to the Credit Agreement”), originally dated November 12, 2021, as amended, with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”). The Company entered into the Second Amendment to the Credit Agreement primarily for the purpose of changing the interest rate repayment calculations from LIBOR to the Secured Overnight Financing Rate, or SOFR, which adjustment had originally been anticipated under the terms of the original Credit Agreement. In addition, two of the negative covenants set forth in the original credit agreement were amended in order to (i) adjust the definition of “Covenant Testing Trigger Period” to increase the required cash availability from $3,000,000 to $4,000,000, or 10% of the aggregate revolving commitment for the preceding 30 days, and (ii) require that the Company will not and will not permit any of its subsidiaries, after reasonable due diligence and due inquiry, to knowingly sell their products, inventory or services directly to any commercial businesses that grow or cultivate cannabis; it being acknowledged, however, that the Company does not generally conduct due diligence on its individual retail customers.

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

Promissory note payable

On February 15, 2022, as part of the consideration for acquisition of Anivia Limited, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. For the three months ended December 31, 2022, the Company recorded accrued interest of $45,938 and amortization of note premium of $12,579. For the six months ended December 31, 2022, the Company recorded accrued interest of $98,438 and amortization of note premium of $25,261. As of December 31, 2022, including $177,188 of accrued interest and $56,759 of unamortized premium, the total outstanding balance of the Purchase Note was $2,858,947, which is presented on the consolidated balance sheet as a current portion of $1,977,502 and a non-current portion of $881,445.

Note 13 - Related party transactions

Starting March 1, 2022, the Company subleases upto 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed on Note 1 and Note 2 above. For the three and six months ended December 31, 2022, the Company recorded a sublease fee of $140,000 and $387,750 as other non-operating income. As of December 31, 2022 and June 30, 2022, other receivables due from Box Harmony was $39,853 and $51,762, respectively.

On February 15, 2022, the Company assumed $92,246 (RMB618,000) of advance from shareholders of DHS through the acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of December 31, 2022 and June 30, 2022, the balance of advance from shareholders was $89,592 and $92,246, respectively.

Note 14 – Income taxes

For the three and six months ended December 31, 2022, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three and six months ended December 31, 2022 and 2021 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Current:
Federal	$280,781	$222,339	$280,781	$456,968
States	(123)	100,376	9,799	208,722
Foreign	–	–	–	–
Total current income tax provision	280,658	322,715	290,580	665,690

Deferred:
Federal	(1,090,318)	–	(1,259,785)	–
States	(203,562)	–	(306,707)	–
Foreign	(34,527)	–	(219,633)	–
Total deferred taxes	(1,328,407)	–	(1,786,125)	–

Total provision for income taxes	$(1,047,749)	$322,715	$(1,495,545)	$665,690

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Statutory tax rate
Federal	21.00%		21.00%		21.00%		21.00%
State	5.85%		8.84%		5.85%		8.84%
Foreign tax rate difference	(0.33%	)	–		1.86%		–
Impairment loss on goodwill -permanent difference	–		–		(9.32%	)	–
Net effect of state income tax deduction and other permanent differences	(2.38%	)	(1.04%	)	(2.72%	)	(1.53%	)

Effective tax rate	24.14%		28.80%		16.67%		28.31%

As of December 31, 2022, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $151,506 and $290,946, respectively. As of June 30, 2022, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $375,087 and $299,563, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31, 2022	June 30, 2022
Deferred tax assets
263A calculation	$165,368	$123,884
Inventory reserve	106,071	71,026
State taxes	2,058	45,234
Accrued expenses	133,823	69,172
ROU assets / liabilities	114,045	83,738
Stock-based compensation	142,810	70,266
Net operating loss	1,530,336	–
Others	18,797	7,539
Total deferred tax assets	2,213,308	470,859

Deferred tax liabilities
Depreciation	(127,196)	(86,254)
Intangible assets acquired	(1,236,533)	(1,323,720)
Total deferred tax liabilities	(1,363,729)	(1,409,974)

Net deferred tax assets (liabilities)	$849,579	$(939,115)

Note 15 – (Losses) Earnings per share

The following table sets forth the computation of basic and diluted (losses) earnings per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net (Loss) Income	$(3,290,439)	$797,861	$(7,472,815)	$1,685,389

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*
Basic	29,742,620	26,491,103	29,687,878	26,487,816
Diluted	29,742,620	26,491,103	29,687,878	26,487,816

(Losses) Earnings per share:
Basic	$(0.11)	$0.03	$(0.25)	$0.06
Diluted	$(0.11)	$0.03	$(0.25)	$0.06

*	Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants as the Company had a net loss for the three and six months ended December 31, 2022.

*	The computation of diluted EPS did not include the underlying shares of warrants calculated using treasury method for the three and six months ended December 31, 2021 as the exercise price was greater than the market price of the shares.

*	For the three and six months ended December 31, 2022, 154,261 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (losses) per share when the shares are fully vested.

*	For the three and six months ended December 31, 2021, 10,886 vested but unissued shares of restricted stock units under the Amended and Restated 2020 Equity Incentive Plan are considered issued shares and therefore are included in the computation of basic earnings (losses) per share as of grant date when the shares are fully vested. Impact of nonvested RSU is immaterial to the EPS.

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

As of December 31, 2022 and June 30, 2022, there were 29,572,382 and 29,572,382 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company’s Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2022 and June 30, 2022, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan.

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded a total of 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. On November 16, 2021, we filed a registration statement on Form S-8 registering all shares issuable under the Plan. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. The fair value of RSUs issued subsequent to IPO date was based on the stock price on each grant date. During the six months ended December 31, 2022, the Company granted an additional 79,406 shares of RSUs. For the three and six months ended December 31, 2022, the Company recorded $21,884 and $49,384 of stock-based compensation expense. For the three and six months ended December 31, 2021, the Company recorded $54,435 and $157,489 of stock-based compensation expense. As of December 31, 2022 and June 30, 2022, the unvested number of RSUs was 24,800 and 6,608 and the unamortized expense was $14,384 and $15,000, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2022	6,608
RSUs granted	79,406	$48,768
RSUs forfeited	–
RSUs vested	(61,214)
RSUs granted, but not vested, at December 31, 2022	24,800

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of December 31, 2022, of the 194,280 vested RSUs, 40,019 shares of Common Stock were issued, and 154,261 shares were to be issued upon setup of the plan administration account.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and stock option grants (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, CEO and (ii) 330,000 shares to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12 per share, a contractual term of 10 years and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both designated operational milestones (performance conditions) and market conditions (together, the “Designated Milestones”), assuming continued employment of the recipients through the date on which such Designated Milestones are achieved. Each of the six vesting tranches for the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The achievement status of the operational milestones as of December 31, 2022 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at June 30, 2022, $2.3 million is deemed probable of vesting. As of December 31, 2022, none of the options had vested. For the three and six months ended December 31, 2022, the Company recorded $110,382 and $220,764 of stock-based compensation expense related to the Option Grants. For the three and six months ended December 31, 2021, the Company did not record any stock-based compensation expense related to the Option Grants. Unrecognized compensation cost related to tranches probable of vesting is approximately $2.0 million and will be recognized over 2.5 years to 9.5 years, depending on the tranche.

Note 17 – Warrant liabilities

The Company’s warrant liabilities contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity as of the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 measurements.

On December 30, 2020, the Company issued warrants to purchase 2,415 shares of Series A Convertible Preferred Stock to Boustead Securities, LLC (the “Placement Agent”) as compensation, which was recorded as financing expense. The exercise price of the warrants is $10 per share and expires in five years from the issuance date. This Series A Preferred Stock warrant was valued using Black Scholes Option Pricing Model at issuance date and recorded $8,047 as financing expense and warrant liability.

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

Upon closing the IPO on May 14, 2021, the Placement Agent exercised its warrants in full to purchase a total of 24,451 shares of the Company’s Common Stock and, as such, there were no placement agent warrants outstanding as of June 30, 2021. At the same time, the outstanding warrants held by the Convertible Note investors were reclassed to additional paid in capital as the terms became fixed upon closing of the IPO. Through December 31, 2022, none of the private placement investors exercised any of their warrants. As such, as of December 31, 2022 and June 30, 2022, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2022 and June 30, 2022, $3,997,125 and $1,821,947, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $3.1 million and $0.5 million, respectively, in excess of the FDIC insurance limit, as of December 31, 2022 and June 30, 2022.

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

Customer and vendor concentration risk

For the six months ended December 31, 2022 and 2021, Amazon Vendor and Amazon Seller customers accounted for 91% and 89% of the Company's total revenues, respectively. As of December 31, 2022 and June 30, 2022, accounts receivable from Amazon Vendor and Amazon Seller accounted for 89% and 94% of the Company’s total accounts receivable.

For the six months ended December 31, 2022 and 2021, two suppliers accounted for 41% (31% and 10%) and 29% (22% and 7%) of the Company's total purchases, respectively. As of December 31, 2022, accounts payable to two suppliers accounted for 65% (57% and 8%) of the Company’s total accounts payable. As of June 30, 2022, accounts payable to two suppliers accounted for 44% (34% and 10%) of the Company’s total accounts payable.

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

Total commitment for the full term of these leases is $12,440,869. The financial statements reflected $9,161,840 and $10,453,282, respectively, of operating lease right-of-use assets, and $9,586,788 and $10,848,544, respectively, of operating lease liabilities as of December 31, 2022 and June 30, 2022.

Three Months Ended December 31, 2022 and 2021:

Lease cost	12/31/2022	12/31/2021
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$775,494	$205,517

Other information
Cash paid for amounts included in the measurement of lease liabilities	$755,643	$212,694
Remaining term in years	0.58 – 5.42	1.75
Average discount rate - operating leases	5 - 8%	8%

Six Months Ended December 31, 2022 and 2021:

Lease cost	12/31/2022	12/31/2021
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$1,554,727	$411,034

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,524,704	$422,457
Remaining term in years	0.58 – 5.42	1.75
Average discount rate - operating leases	5 - 8%	8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	12/31/2022	6/30/2022
Right of use asset - non-current	$9,161,840	$10,453,282

Lease Liability - current	2,563,468	2,582,933
Lease Liability - non-current	7,023,320	8,265,611
Total operating lease liabilities	$9,586,788	$10,848,544

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2023	$1,550,310
2024	2,510,815
2025	2,080,331
2026	1,533,918
2027	1,586,572
2028 and after	1,459,407
Less: Imputed interest/present value discount	(1,134,565)
Present value of lease liabilities	$9,586,788

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

In February 2022, the Russian Federation began conducting military operations against Ukraine, which have been ongoing ever since, resulting in global economic uncertainty and increased cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruption which could cause us to seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the three and six months ended December 31, 2022.

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Other than as disclosed in Note 12 above, no material subsequent events that required recognition or additional disclosure in the consolidated financial statements presented herein.

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

Overview

iPower Inc. is a U.S.-based online retailer and supplier of consumer home, garden and pet products. Through the operations of our e-commerce platform, www.simpledeluxe.com and www.Zenhydro.com, our combined 121,000 square foot fulfillment centers in Los Angeles, California, as well as our 99,000 square foot fulfillment center in Rancho Cucamonga, California, we believe we are one of the leading marketers, distributors and retailers of home fans, shelving, gaming chairs, grow-light systems, ventilation systems, activated carbon filters, nutrients, hydroponic water-resistant grow tents, trimming machines, pumps, accessories for hydroponic gardening and certain pet products, based on management’s estimates. We have a diverse customer base that includes commercial users and individuals. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth, both in terms of expanding customer base as well as brand and product development.

We are actively developing and acquiring our in-house branded products, which to date include the iPower, Simple Deluxe and other brands and consist of products such as home goods, fans, pet products, grow-light systems, ventilation systems, activated carbon filters, nutrients, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the six months ended December 31, 2022, our top five product segments accounted for 78% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories.

Trends and Expectations

Product and Brand Development

We plan to increase our investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement our product catalog and improve on existing products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or Mainland China, the military conflict between Russia and Ukraine may nonetheless increase the likelihood of supply chain disruptions or otherwise hinder our ability to find the materials we need to make our products. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Ongoing COVID-19 Epidemic and Related Disruptions

We are continuing to closely monitor the impact of the ongoing COVID-19 epidemic on our business, results of operations and financial results. The situation surrounding the COVID-19 epidemic remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the epidemic continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers and stockholders, all of which are uncertain and cannot be predicted. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures in our facilities, providing emergency paid time off and targeted hourly pay increases as well as developing no contact delivery methods.

In an effort to contain or slow the COVID-19 epidemic, authorities across the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 epidemic, including any resurgences, will continue to negatively impact global economic activity. While the COVID-19 epidemic has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2022 and 2021

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Variance
Revenues	$19,254,590	$17,125,663	12.43%
Cost of goods sold	11,285,064	9,568,051	17.95%
Gross profit	7,969,526	7,557,612	5.45%
Operating expenses	12,052,092	6,422,327	87.66%
Operating (loss) income	(4,082,566)	1,135,285	(459.61%	)
Other (expenses)	(258,457)	(14,709)	1,657.13%
(Loss) Income before income taxes	(4,341,023)	1,120,576	(487.39%	)
Income tax (benefit) expense	(1,047,749)	322,715	(424.67%	)
Net (loss) income	(3,293,274)	797,861	(512.76%	)
Non-controlling interest	(2,835)	–
Net (loss) income attributable to iPower Inc.	(3,290,439)	797,861	(512.41%	)
Other comprehensive loss	47,149	–
Comprehensive (loss) income attributable to iPower Inc.	$(3,243,290)	$797,861	(506.50%	)

Gross profit % of revenues	41.39%	44.13%
Operating (loss) income % of revenues	(21.20% )	6.63%
Net (loss) income % of revenues	(17.10% )	4.66%

Revenues

Revenues for the three months ended December 31, 2022 increased 12.43% to $19,254,590 as compared to $17,125,663 for the three months ended December 31, 2021. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. In addition to our organic growth and diversified product mix, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the three months ended December 31, 2022 increased 17.95% to $11,285,064 as compared to $9,568,051 for the three months ended December 31, 2021. The increase was due to an increase in sales, which resulted in increased accompanying costs. See discussions on gross profit below. We have seen decreasing freight charges since September 2022 but cannot be assured that this trend will continue.

Gross Profit

Gross profit was $7,969,526 for the three months ended December 31, 2022 as compared to $7,557,612 for the three months ended December 31, 2021. The gross profit ratio decreased to 41.39% for the three months ended December 31, 2022 from 44.13% for the three months ended December 31, 2021. The decrease in the gross profit ratio was mainly driven by the increase in cost of goods sold as a result of increased freight charges as well as channel and product category mix.

Operating Expenses

Operating expenses for the three months ended December 31, 2022 increased 87.66% to $12,052,092 as compared to $6,422,327 for the three months ended December 31, 2021. The increase was mainly due to the combination of an increase in selling and fulfillment expenses of $5.7 million as a result of increased costs related to advertising, merchant fees, and delivery fees, and a decrease in general and administrative expenses of $0.07 million, which included payroll expenses, stock-based compensation expense, insurance expenses and other operating expenses including expenses associated with being a publicly traded company.

(Loss) Income from Operations

(Loss) Income from operations was ($4,082,566) for the three months ended December 31, 2022 as compared to $1,135,285 for the three ended December 31, 2021. The decrease in income was resulted from the increase in operating expenses being greater than the increase in gross profit received, as discussed above.

 Other Expenses

Other expenses for the three months ended December 31, 2022 was $258,457 as compared to $14,709 for the three months ended December 31, 2021. The increase in other expenses was mainly due to an increase in interest, including amortization of debt discount on the revolving loan of $239,007 during the period ended December 31, 2022.

Net (Loss) Income Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended December 31, 2022 was ($3,290,439) as compared to net income of $797,861 for the three months ended December 31, 2021, representing a decrease of $4,088,300. The decrease was primarily due to the increase in operating expenses as discussed above.

Comprehensive (Loss) Income Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended December 31, 2022 was ($3,243,290) as compared to comprehensive income of $797,861 for the three months ended December 31, 2021, representing a decrease of $4,041,151. The decrease was due to the reasons discussed above, along with the other comprehensive income of $47,149 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in PRC, to USD, the reporting currency of the Company.

For the six months ended December 31, 2022 and 2021

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021	Variance
Revenues	$45,277,263	$34,492,428	31.27%
Cost of goods sold	27,322,021	19,621,114	39.25%
Gross profit	17,955,242	14,871,314	20.74%
Operating expenses	26,631,114	12,445,714	113.98%
Operating (loss) income	(8,675,872)	2,425,600	(457.68%	)
Other (expenses)	(298,128)	(74,521)	300.06%
(Loss) Income before income taxes	(8,974,000)	2,351,079	(481.7%	)
Income tax (benefit) expense	(1,495,545)	665,690	(324.66%	)
Net (loss) income	(7,478,455)	1,685,389	(543.72%	)
Non-controlling interest	(5,640)	–
Net (loss) income attributable to iPower Inc.	(7,472,815)	1,685,389	(543.72%	)
Other comprehensive loss	(64,326)	–
Comprehensive (loss) income attributable to iPower Inc.	$(7,537,141)	$1,685,389	(547.20%	)

Gross profit % of revenues	39.66%	43.11%
Operating (loss) income % of revenues	(19.16% )	7.03%
Net (loss) income % of revenues	(16.52% )	4.89%

Revenues

Revenues for the six months ended December 31, 2022 increased 31.27% to $45,277,263 as compared to $34,492,428 for the six months ended December 31, 2021. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. In addition to our organic growth and diversified product mix, which we achieved as a result of improved products and more effective online marketing and merchandising efforts, the increase in sales was attributable to more people shopping online and pursuing gardening and growing projects during the COVID-19 pandemic.

Costs of Goods Sold

Costs of goods sold for the six months ended December 31, 2022 increased 39.25% to $27,322,021 as compared to $19,621,114 for the six months ended December 31, 2021. The increase was due to an increase in sales, as discussed above. In addition, we experienced an increase in costs of goods sold as a percentage of revenue as a result of the increased freight charges during the six months ended December 31, 2022. However, the freight costs have been decreasing since September 2022, causing the increase in costs of goods sold for the six months was more significant comparing to the increase in the three months ended December 31, 2022. See discussions on gross profit below. We have seen decreasing freight charges since September 2022 but could not be assured that this trend will continue.

Gross Profit

Gross profit was $17,955,242 for the six months ended December 31, 2022 as compared to $14,871,314 for the six months ended December 31, 2021. The gross profit ratio slightly decreased to 39.66% for the six months ended December 31, 2022 from 43.11% for the six months ended December 31, 2021. The decrease in gross profit ratio was mainly driven by an increase in freight charges during the six months ended December 31, 2022 as well as channel and product category mix.

Operating Expenses

Operating expenses for the six months ended December 31, 2022 increased 113.98% to $26,631,114 as compared to $12,445,714 for the six months ended December 31, 2021. The increase was mainly due to the combination of an increase in selling and fulfillment expenses of $10.4 million as a result of increased advertising, merchant fees, delivery fees, storage costs and fulfillment workforce, general and administrative expenses of $0.7 million, which included payroll expenses, stock-based compensation expense, insurance expenses and other operating expenses including expenses associated with being a publicly traded company, and $3.1 million of impairment loss on goodwill triggered by a decrease in the Company’s share price of its common stock and the net loss incurred during the quarter ended September 30, 2022.

(Loss) Income from Operations

(Loss) Income from operations was ($8,675,872) for the six months ended December 31, 2022 as compared to $2,425,600 for the six months ended December 31, 2021. The decrease was due to the increase in operating expenses was greater than the increase in gross profit as discussed above.

Other Expenses

Other expenses for the six months ended December 31, 2022 was $298,128 as compared to $74,521 for the six months ended December 31, 2021. The increase in other expenses was mainly due to a combined result of an increase in other non-operating income of $261,770, and an increase in interest, including amortization of debt discount on the revolving loan of $487,048 during the period ended December 31, 2022.

Net (Loss) Income Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the six months ended December 31, 2022 was ($7,472,815) as compared to net income of $1,685,389 for the six months ended December 31, 2021, representing a decrease of $9,158,204. The decrease was primarily due to the increase in operating expenses as discussed above.

Comprehensive (Loss) Income Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the six months ended December 31, 2022 was ($7,537,141) as compared to comprehensive income of $1,685,389 for the six months ended December 31, 2021, representing a decrease of $9,222,530. The decrease was due to the reasons discussed above, along with other comprehensive loss of $64,326 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the six months ended December 31, 2022 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through the completion of two private placements in 2020 and 2021, completion of our initial public offering in May of 2021, and borrowing under our credit facility and loans from the Small Business Administration and JPMorgan Chase Bank ("JPM”). We had cash and cash equivalents of $3,997,125 as of December 31, 2022, representing a $2.2 million increase from $1,821,947 of cash as of June 30, 2022. The cash increase was primarily the result of the increase in net cash provided by operating activities.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however, as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flows from operations should improve as supply chains begin to return to normal and new suppliers that we bring online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. In addition, we have approximately $9.0 million in unused credit under our revolving line of credit with JPM as of December 31, 2022. Given our current working capital position and available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with our customers and vendors.

Working Capital

As of December 31, 2022 and June 30, 2022, our working capital was $22.96 million and $32.3 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends will remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Net cash provided by (used in) operating activities for the six months ended December 31, 2022 and December 31, 2021 was $7,778,208 and ($12,243,043), respectively. The increase in cash provided by operating activities mainly resulted from decreased accounts receivable, inventories, prepayments and other current assets and increased accounts payable.

Investing Activities

For the six months ended December 31, 2022 and December 31, 2021, net cash used in investing activities was $127,367 and $56,424, respectively. The increase in cash used in investing activities was because the Company made additional purchase of equipment during the six months ended December 31, 2022.

Financing Activities

Net cash (used in) provided by financing activities was ($5,540,436) and $6,739,520, respectively, for the six months ended December 31, 2022 and December 31, 2021. The main reason the Company experienced a decrease in net cash provided by financing activities was primarily due to our payment of $8.6 million for: 1) $1.5 million to pay off investment payable; 2) $0.88 million to pay down note payable; and 3) $6.2 million to pay down the outstanding balance of the asset-based revolving loan facility with JPMorgan Chase Bank.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

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

Inventory, net

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of inventory and costs of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered period costs and reflected in selling, fulfillment, general and administrative expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K. Due to the decrease in the Company’s share price subsequent to the filing of the Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

During the three months ended December 31, 2022, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of December 31, 2022, the remaining goodwill balance amounted to $3,034,110.

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

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of December 31, 2022, there were no indicators of impairment.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are recognized only to the extent that management determines that it is more-likely-than-not that the deferred income tax assets will be realized. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted ASU 2017-04. See disclosures above on Goodwill for further details.

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

As of December 31, 2022, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements and complex transactions, (ii) we lack effective communication procedures in our controlled subsidiaries, and (iii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our former placement agent, Boustead Securities LLC ("Boustead”), has brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. The matter is presently scheduled to be heard before a FINRA arbitration panel over six non-consecutive days in the months of April and May 2023. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. However, we have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our initial public offering against any liability or expense they may incur or be subject to arising out of the Boustead dispute. In addition, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding for such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – Prior to our initial public offering we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation in the event we are not able to come to agreement on the amounts Boustead deems itself to be owed under such agreement” and “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K filed with the SEC on September 28, 2022.

Other than the above, we are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

Our failure to meet the continued listing requirements of Nasdaq Stock Market (“Nasdaq”) could result in a de-listing of our common stock.

If we fail to maintain the continued listing requirements of Nasdaq, including maintaining the minimum closing bid price requirement of $1.00 per share, Nasdaq will take steps to de-list our common stock. As a result of several factors, including but not limited to recent market sentiment concerning our industry, the ongoing COVID-19 epidemic and its effects on the global marketplace, recent volatility in the financial markets generally due to the expectation of a tightening in monetary policy by the U.S. Federal Reserve and other geopolitical events, the per share price of our common stock has declined below the minimum bid price threshold required for continued listing. Were we to be delisted from Nasdaq, such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On November 9, 2022, we received a deficiency notice from Nasdaq (the “Deficiency Notice”) informing us that our common stock had failed to comply with the $1.00 minimum bid price required for continued listing under Nasdaq Listing Rule 5550(a)(1) (“Rule 5550(a)(1)”) based upon the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Deficiency Notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days from September 9, 2022, or until May 8, 2023, to regain compliance with Rule 5550(a)(1). Thus, if at any time before May 8, 2023 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation that we have regained compliance.

If we do not regain compliance with Rule 5550(a)(1) by May 8, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent and plan to cure the deficiency during the second compliance period.

In the event of a de-listing or threatened de-listing, we would take actions to restore our compliance with Nasdaq Rules, but we can provide no assurances that the listing of our common stock would be restored, that our common stock will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Rules.

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

iPower Inc.

February 14, 2023	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

February 14, 2023	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

