Form 10-Q
period 2023-03-31
iPower Inc.
filed 2023-05-15
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 001-40391

iPower Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5144171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2399 Bateman Avenue,

Duarte, CA 91010

(Address of principal executive offices) (Zip Code)

(626) 863-7344

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 14, 2023 was 29,739,043.

iPower Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2023 and June 30, 2022

	March 31,	June 30,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$1,419,495	$1,821,947
Accounts receivable, net	15,704,882	17,432,287
Inventories, net	19,646,934	30,433,766
Other receivable - related party	39,853	51,762
Prepayments and other current assets	3,470,167	5,444,463
Total current assets	40,281,331	55,184,225

Non-current assets
Right of use - non-current	8,504,929	10,453,282
Property and equipment, net	577,719	544,633
Deferred tax assets	1,546,159	–
Non-current prepayments	601,873	925,624
Goodwill	3,034,110	6,094,144
Investment in joint venture	34,759	43,385
Intangible assets, net	4,442,414	4,929,442
Other non-current assets	395,284	406,732
Total non-current assets	19,137,247	23,397,242

Total assets	$59,418,578	$78,581,467

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,406,565	$9,533,408
Credit cards payable	296,847	807,687
Customer deposit	482,862	273,457
Other payables and accrued liabilities	2,442,105	5,915,220
Advance from shareholders	89,968	92,246
Investment payable	–	1,500,000
Lease liability - current	2,356,545	2,582,933
Long-term promissory note payable - current portion	2,004,181	1,879,065
Income taxes payable	389,126	299,563
Total current liabilities	21,468,199	22,883,579

Non-current liabilities
Long-term revolving loan payable, net	7,653,372	12,314,627
Long-term promissory note payable, net	–	1,781,705
Deferred tax liabilities	–	939,115
Lease liability - non-current	6,571,404	8,265,611
Total non-current liabilities	14,224,776	23,301,058

Total liabilities	35,692,975	46,184,637

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and June 30, 2022	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,572,382 and 29,572,382 shares issued and outstanding at March 31, 2023 and June 30, 2022	29,573	29,573
Additional paid in capital	29,499,585	29,111,863
(Accumulated deficits) Retained earnings	(5,740,401)	3,262,948
Non-controlling interest	(22,110)	(13,232)
Accumulated other comprehensive income (loss)	(41,044)	5,678
Total equity	23,725,603	32,396,830

Total liabilities and equity	$59,418,578	$78,581,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$20,225,619	$22,808,214	$65,502,882	$57,300,642

TOTAL REVENUES	20,225,619	22,808,214	65,502,882	57,300,642

COST OF REVENUES	12,433,898	13,598,563	39,755,919	33,219,677

GROSS PROFIT	7,791,721	9,209,651	25,746,963	24,080,965

OPERATING EXPENSES:
Selling and fulfillment	6,537,124	5,030,267	24,294,673	12,338,027
General and administrative	3,065,795	2,802,395	8,879,326	7,940,349
Impairment loss - goodwill	–	–	3,060,034	–
Total operating expenses	9,602,919	7,832,662	36,234,033	20,278,376

(LOSS) INCOME FROM OPERATIONS	(1,811,198)	1,376,989	(10,487,070)	3,802,589

OTHER INCOME (EXPENSE)
Interest expenses	(238,623)	(152,030)	(800,783)	(227,142)
Other financing expenses	–	(71,010)	–	(80,010)
Loss on equity method investment	(1,297)	(12,289)	(8,625)	(12,289)
Other non-operating (expense) income	(72,235)	75,882	199,125	85,473
Total other expenses, net	(312,155)	(159,447)	(610,283)	(233,968)

(LOSS) INCOME BEFORE INCOME TAXES	(2,123,353)	1,217,542	(11,097,353)	3,568,621

PROVISION FOR INCOME TAX (BENEFIT) EXPENSE	(589,581)	39,855	(2,085,126)	705,545
NET (LOSS) INCOME	(1,533,772)	1,177,687	(9,012,227)	2,863,076

Non-controlling interest	(3,238)	(4,070)	(8,878)	(4,070)

NET (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	(1,530,534)	1,181,757	(9,003,349)	2,867,146

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	17,604	(3,226)	(46,722)	(3,226)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	$(1,512,930)	$1,178,531	$(9,050,071)	$2,863,920

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,730,914	28,045,130	29,702,014	26,999,342

Diluted	29,730,914	28,045,130	29,702,014	26,999,342

(LOSSES) EARNINGS PER SHARE
Basic	$(0.051)	$0.042	$(0.303)	$0.106

Diluted	$(0.051)	$0.042	$(0.303)	$0.106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31, 2023 and 2022

	Common Stock *		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive income
	Shares	Amount	Capital	Deficit)	interest	(loss)	Total

Balance, June 30, 2022	29,572,382	$29,573	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830
Net loss	–	–	–	(4,182,376)	(2,805)	–	(4,185,181)
Stock-based compensation	–	–	137,882	–	–	–	137,882
Foreign currency translation adjustments	–	–	–	–	–	(111,475)	(111,475)
Balance, September 30, 2022, unaudited	29,572,382	29,573	29,249,745	(919,428)	(16,037)	(105,797)	28,238,056
Net loss	–	–	–	(3,290,439)	(2,835)	–	(3,293,274)
Stock-based compensation	–	–	132,266	–	–	–	132,266
Foreign currency translation adjustments	–	–	–	–	–	47,149	47,149
Balance, December 31, 2022, unaudited	29,572,382	29,573	29,382,011	(4,209,867)	(18,872)	(58,648)	25,124,197
Net loss	–	–	–	(1,530,534)	(3,238)	–	(1,533,772)
Stock-based compensation	–	–	117,574	–	–	–	117,574
Foreign currency translation adjustments	–	–	–	–	–	17,604	17,604
Balance, March 31, 2023, unaudited	29,572,382	$29,573	$29,499,585	$(5,740,401)	$(22,110)	$(41,044)	$23,725,603

Balance, June 30, 2021	26,448,663	$26,449	$23,214,263	$1,745,073	$–	$–	$24,985,785
Net income	–	–	–	887,528	–	–	887,528
Restricted stock units vested	–	–	103,054	–	–	–	103,054
Balance, September 30, 2021, unaudited	26,448,663	26,449	23,317,317	2,632,601	–	–	25,976,367
Net income	–	–	–	797,861	–	–	797,861
Restricted shares issued for vested RSUs	40,019	40	(40)	–	–	–	–
Restricted stock units vested	–	–	54,435	–	–	–	54,435
Balance, December 31, 2021, unaudited	26,488,682	26,489	23,371,712	3,430,462	–	–	26,828,663
Net income	–	–	–	1,181,757	–	–	1,181,757
Non-controlling interest	–	–	–	–	(4,070)	–	(4,070)
Restricted stock units vested	–	–	149,299	–	–	–	149,299
Shares issued for acquisition	3,083,700	3,084	5,525,289	–	–	–	5,528,373
Foreign currency translation adjustments	–	–	–	–	–	(3,226)	(3,226)
Balance, March 31, 2022, unaudited	29,572,382	$29,573	$29,046,300	$4,612,219	$(4,070)	$(3,226)	$33,680,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2023 and 2022

	For the Nine Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,012,227)	$2,867,146
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	594,718	95,325
Inventory reserve	238,899	92,659
Credit loss reserve	–	70,000
Loss on equity method investment	8,625	12,289
Impairment loss - goodwill	3,060,034	–
Stock-based compensation expense	387,722	306,788
Non-cash operating lease expense	27,874	181,781
Amortization of debt premium / discount and non-cash financing costs	161,074	113,016
Change in operating assets and liabilities
Accounts receivable	1,727,405	(11,257,207)
Inventories	10,547,933	(9,437,854)
Deferred tax assets/liabilities	(2,485,274)	(552,783)
Prepayments and other current assets	1,974,296	(2,502,967)
Non-current prepayments	323,751	323,751
Other non-current assets	11,448	(200,701)
Accounts payable	3,904,541	2,401,872
Credit cards payable	(510,840)	161,274
Customer deposit	209,405	(92,917)
Other payables and accrued liabilities	(2,812,500)	2,584,973
Income taxes payable	89,563	73,286
Net cash provided by (used in) operating activities	8,446,447	(14,760,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(144,885)	(41,420)
Cash acquired on acquisition	–	268,828
Investment in joint venture	–	(50,000)
Net cash (used in) provided by investing activities	(144,885)	177,408

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	94,409	–
Payments to related parties	(82,500)	(20,746)
Proceeds from short-term loans	31,385	1,604,292
Payments of financing fees	–	(796,035)
Payment on investment payable	(1,500,000)	–
Payments on short-term loans	(1,781,385)	(1,767,061)
Proceeds from long-term loans	3,175,000	11,602,367
Payments on long-term loans	(8,600,000)	(24,370)
Net cash (used in) provided by financing activities	(8,663,091)	10,598,447

EFFECT OF EXCHANGE RATE ON CASH	(40,923)	(25,707)

CHANGES IN CASH	(402,452)	(4,010,121)

CASH AND CASH EQUIVALENT, beginning of period	1,821,947	6,651,705

CASH AND CASH EQUIVALENT, end of period	$1,419,495	$2,641,584

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$55,000	$1,181,710
Cash paid for interest	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued for acquisition	$–	$5,528,373
Promissory note issued for acquisition	–	3,600,627
Investment payable for acquisition	–	1,500,000
Goodwill acquired in business acquisition	–	6,094,144
Deferred tax liabilities	–	1,389,113
Identifiable intangible assets acquired in business acquisition	–	5,172,956
Net assets acquired in business acquisition	–	751,015
Right of use assets acquired under new operating leases	–	7,780,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2023 and June 30, 2022 and for the Three and Nine Months Ended March 31, 2023 and 2022

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is a U.S.-based online seller and supplier of consumer home, garden and pet products.

Effective on March 1, 2020, as amended and restated pursuant to an agreement dated October 26, 2020, the Company entered into an agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. Pursuant to the terms of the agreement, the Company agreed to provide technical support, management services and other services on an exclusive basis in relation to E Marketing’s business during the term of the agreement. The Company also agreed to fund E Marketing for operational cash flow needs and bear the risk of E Marketing’s losses from operations and E Marketing agreed that iPower has rights to E Marketing’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of E Marketing or its assets subject to the Company’s assumption of all of E Marketing’s liabilities. E Marketing was considered a variable interest entity (“VIE”). On May 18, 2021, the Company acquired 100% of the equity ownership of E Marketing. As a result, E Marketing has become the Company’s wholly owned subsidiary.

On September 4, 2020, the Company entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. At that time, GPM was then wholly owned by Chenlong Tan, the Chairman, CEO and President and one of the majority shareholders of the Company. Pursuant to the terms of the agreement with GPM, the Company was to provide technical support, management services and other services on an exclusive basis, to GPM during the term of the Agreement. In addition, the Company agreed to fund GPM’s operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agreed that the Company has the right to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to the Company’s assumption of all of GPM’s liabilities. GPM was considered a variable interest entity (“VIE”). On May 18, 2021, the Company acquired 100% of the equity ownership of GPM. As a result, GPM has become the Company’s wholly owned subsidiary.

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

On February 10, 2022, the Company entered into another joint venture agreement and formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, with contents and services, to assist businesses, including the Company and other businesses, in marketing their products. The Company owns 60% of the equity interest in GSM and controls its operations. See details in Note 3 below.

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”) and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized in Note 4 below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS” or “VIE”) and located in Shenzhen, China. See details in Note 4 below.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form10-K for the year ended June 30, 2022, filed with the SEC on September 28, 2022.

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

The balance sheet amounts of the VIE, with the exception of equity, on March 31, 2023, were translated at 6.8691 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the nine months ended March 31, 2023 was 6.933442 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and bank deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of $250,000, which is currently the maximum amount insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). To date, the Company has not experienced any losses with respect to cash. Management believes the Company is not exposed to any significant credit risk with respect to its cash.

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

During the three months ended March 31, 2023, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of March 31, 2023, the remaining goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at March 31, 2023 included a covenant not to compete, supplier relationships, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationships	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment on asset group level is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of March 31, 2023, there were no indicators of impairment.

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

As of March 31, 2023, the outstanding balance of the Purchase Note was $2,004,181, including a premium of $ 44,181 and $ 210,000 of accrued interest.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis. We measure certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, we recognized an impairment charge of $0 and $3.1 million during the three and nine months ended March 31, 2023, as follows:

	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment Loss
Goodwill	$3,034,110	$–	$–	$3,034,110	$3,060,034
Total	$3,034,110	$–	$–	$3,034,110	$3,060,034

Goodwill, with a total carrying value of $6.1 million was written down to its fair value of $3.0 million, resulting in an impairment charge of $3,060,034, which was recorded in earnings for the nine months ended March 31, 2023. The fair value of goodwill was determined based on the discounted cash flow method, which is an income approach, which required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that would be used by a market participant, projections of revenues and cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter, among others.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and nine months ended March 31, 2023 and 2022 were as following.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Advertising and promotion	$1,304,662	$733,241	$3,777,122	$1,945,222

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the nine months ended March 31, 2023, sales through Amazon to Canada and other foreign countries were approximately 12.8% of the Company’s total sales. Sales of hydroponic products, including ventilation and grow light systems, were approximately 46% of the Company’s total sales and the remaining 54% consisted of general gardening, home goods and other products and accessories. As of March 31, 2023, there were approximately $2.3 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, and majority of the Company’s revenues are derived from within the United States. Therefore, no geographical segments are presented.

Leases

The Company records right-of-use (“ROU”) assets and related lease obligations on the balance sheet.

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

The Company has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Nevada and California, as its “major” tax jurisdictions. However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Recently issued accounting pronouncements

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security. This standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company adopted ASU 2020-01 on July 1, 2022. The adoption of ASU 2020-01 did not have material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022; however, early adoption is permitted. The Company adopted ASU 2019-12 on July 1, 2022. The adoption of this standard did not have material impact on the consolidated financial statements.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of the operations. Based on ASU 2015-02, the Company consolidate GSM due to its majority equity ownership and control over operations. For the three and nine months ended March 31, 2023 and 2022, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

Pro Forma Financial Information

The following pro forma information presents a summary of the Company’s combined operating results for the nine months ended March 31, 2022 for comparative purposes, as if the acquisition had occurred on July 1, 2021 The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

Nine months ended
March 31,
2022
Total Revenues	$57,300,642
Income from Operations	$4,623,664
Basic and diluted income per share	$0.12

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

As of March 31, 2023 and 2022, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	March 31, 2023	June 30, 2022
Cash in bank	$364,314	$271,164
Prepayments and other receivables	$634,323	$1,374,698
Rent deposit	$49,653	$50,036
Office equipment, net	$40,950	$57,730
Right of use – noncurrent	$42,538	$153,064
Deferred tax asset	$245,671	$–
Advance from shareholders	$89,968	$92,246
Accounts payable	$102,506	$121,073
Lease liability	$34,932	$154,418
Income tax payable	$292,166	$299,563
Other payables and accrued liabilities	$291,243	$188,066

The operating results of the VIE were as follows for the three and nine months ended March 31, 2023:

	Three Months	Nine Months
Revenue	$–	$–
Net loss after elimination of intercompany transactions	$389,995	$1,301,559

For the three months ended March 31, 2023, the VIE contributed approximately $0.7 million of revenue and $0.1 million of net loss before elimination. For the nine months ended March 31, 2023, the VIE contributed approximately $5.0 million of revenue and $0.7 million of net loss before elimination.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	March 31, 2023	June 30, 2022
Accounts receivable	$15,774,882	$17,502,287
Less: allowance for credit losses	(70,000)	(70,000)
Total accounts receivable	$15,704,882	$17,432,287

Note 7 – Inventories, net

As of March 31, 2023 and June 30, 2022, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $19,646,934 and $30,433,766, respectively.

As of March 31, 2023 and June 30, 2022, allowance for obsolescence was $558,899 and $320,000, respectively.

Note 8 – Prepayments and other current assets

As of March 31, 2023 and June 30, 2022, prepayments and other current assets consisted of the following:

	March 31, 2023	June 30, 2022
Advance to suppliers	$1,650,804	$3,938,881
Prepaid income taxes	152,040	375,087
Prepaid expenses and other receivables	1,667,323	1,130,495

Total	$3,470,167	$5,444,463

Other receivables consisted of delivery fees of $146,840 and $56,884 from two unrelated parties for their use of the Company’s courier accounts at March 31, 2023 and June 30, 2022. As of the date of this report, the amount had been fully collected.

Note 9 – Non-current prepayments

Non-current prepayments included payments made for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a down payment on a four-year car lease. As of March 31, 2023 and June 30, 2022, total non-current prepayments were $601,873 and $925,624, respectively. For the three and nine months ended March 31, 2023, the Company recorded $107,917 and $323,751 amortization of prepayments in the operating expenses, respectively. For the three and nine months ended March 31, 2022, the Company recorded $107,917 and $323,751 amortization of prepayments in the operating expenses, respectively.

Note 10 – Intangible assets, net

As of March 31, 2023 and June 30, 2022, intangible assets, net, consisted of the following:

	March 31, 2023	June 30, 2022
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(730,543)	(243,515)
Total	$4,442,414	$4,929,442

The intangible assets were acquired on February 15, 2022 through the acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at March 31, 2023 was approximately 7.45 years. The amortization expense for the three and nine months ended March 31, 2023 was $162,343 and $487,028, respectively. The amortization expense for the three and nine months ended March 31, 2022 was $81,171 and $81,171, respectively. At March 31, 2023, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2023	$162,343
2024	649,371
2025	649,371
2026	649,371
2027	649,371
Thereafter	1,682,587
Intangible assets, net	$4,442,414

Note 11 – Other payables and accrued liabilities

As of March 31, 2023 and June 30, 2022, other payables and accrued liabilities consisted of the following:

	March 31, 2023	June 30, 2022
Accrued payables for inventory in transit	$968,026	$4,217,941
Accrued Amazon fees	653,666	640,467
Sales taxes payable	479,431	307,152
Payroll liabilities	137,034	239,248
Other accrued liabilities and payables	203,948	510,412

Total	$2,442,105	$5,915,220

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. Through this process, the Company purchased a total of $31,385 in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price. As of March 31, 2023, the outstanding balance was paid off.

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

As of March 31, 2023 and June 30, 2022, the outstanding balance due under the RPA was $0 and $0, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. During the quarter ended June 30, 2022, the Company paid off the SBA Note, including accrued interest expense of $39,237. As of March 31, 2023 and June 30, 2022, the outstanding balance of the SBA Note was $0 and $0, respectively.

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

Below is a summary of the interest expense recorded for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Accrued interest	$136,570	$50,419	$500,117	$81,328
Credit utilization fees	15,679	–	29,265	–
Amortization of debt discount	66,305	68,813	198,914	113,016
Total	$218,554	$119,232	$728,296	$194,344

As of March 31, 2023, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable of $529,382, was $7,653,372. As of June 30, 2022, the outstanding amount of the long-term revolving loan payable, net of debt discount, was $12,314,627, including interest payable of $182,543.

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

Promissory note payable

On February 15, 2022, as part of the consideration for acquisition of Anivia Limited, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. For the three months ended March 31, 2023, the Company recorded accrued interest of $32,813 and amortization of note premium of $12,579. For the nine months ended March 31, 2023, the Company recorded accrued interest of $131,250 and amortization of note premium of $37,839. As of March 31, 2023, including $210,000 of accrued interest and $44,181 of unamortized premium, the total outstanding balance of the Purchase Note was $2,004,181, which is presented on the consolidated balance sheet as a current portion of $2,004,181 and a non-current portion of $0.

Note 13 - Related party transactions

Starting March 1, 2022, the Company subleases up to 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed on Note 1 and Note 2 above. For the three and nine months ended March 31, 2023, the Company recorded a sublease fee of $0 and $387,750 as other non-operating income. As of March 31, 2023 and June 30, 2022, other receivables due from Box Harmony was $39,853 and $51,762, respectively.

On February 15, 2022, the Company assumed $92,246 (RMB618,000) of advance from shareholders of DHS through the acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of March 31, 2023 and June 30, 2022, the balance of advance from shareholders was $89,968 and $92,246, respectively.

Note 14 – Income taxes

For the three and nine months ended March 31, 2023, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three and nine months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Current:
Federal	$105,492	$402,373	$386,273	$859,341
States	1,797	67,642	11,596	276,364
Foreign	–	122,623	–	122,623
Total current income tax provision	107,289	592,638	397,869	1,258,328

Deferred:
Federal	(558,437)	(432,290)	(1,818,222)	(432,290)
States	(114,675)	(120,493)	(421,382)	(120,493)
Foreign	(23,758)	–	(243,391)	–
Total deferred taxes	(696,870)	(552,783)	(2,482,995)	(552,783)

Total provision for income taxes	$(589,581)	$39,855	$(2,085,126)	$705,545

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022		2023		2022
Statutory tax rate
Federal	21.00%	21.00%		21.00%		21.00%
State	5.82%	5.45%		5.82%		5.71%
Foreign tax rate difference	0.33%	(1.59%	)	2.19%		(0.54%	)
Impairment loss on goodwill -permanent difference	–	–		(7.40%	)	–
Net effect of state income tax deduction and other permanent differences	0.62%	(21.59%	)	(2.82%	)	(6.40%	)

Effective tax rate	27.77%	3.27%		18.79%		19.77%

As of March 31, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $ 44,218 and $292,166, respectively. As of June 30, 2022, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $375,087 and $299,563, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	March 31, 2023	June 30, 2022
Deferred tax assets
263A calculation	$228,145	$123,884
Inventory reserve	149,907	71,026
State taxes	2,435	45,234
Accrued expenses	196,492	69,172
ROU assets / liabilities	115,501	83,738
Stock-based compensation	174,179	70,266
Net operating loss	1,965,531	–
Others	18,775	7,539
Total deferred tax assets	2,850,965	470,859

Deferred tax liabilities
Depreciation	(111,714)	(86,254)
Intangible assets acquired	(1,193,092)	(1,323,720)
Total deferred tax liabilities	(1,304,806)	(1,409,974)

Net deferred tax assets (liabilities)	$1,546,159	$(939,115)

Note 15 – (Losses) Earnings per share

The following table sets forth the computation of basic and diluted (losses) earnings per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net (Loss) Income Attributable to iPower, Inc.	$(1,530,534)	$1,181,757	$(9,003,349)	$2,867,146

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*
Basic	29,730,914	28,045,130	29,702,014	26,999,342
Diluted	29,730,914	28,045,130	29,702,014	26,999,342

(Losses) Earnings per share:
Basic	$(0.051)	$0.042	$(0.303)	$0.106
Diluted	$(0.051)	$0.042	$(0.303)	$0.106

*	Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants as the Company had a net loss for the three and nine months ended March 31, 2023.

*	The computation of diluted EPS did not include the underlying shares of warrants calculated using treasury method for the three and nine months ended March 31, 2022 as the exercise price was greater than the market price of the shares.

*	The computation of diluted EPS did not include the underlying shares of the stock options granted in May 2022 for the three and nine months ended March 31, 2023 as none of the options were vested as of March 31, 2023.

*	For the three and nine months ended March 31, 2023, 166,661 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (losses) per share when the shares are fully vested.

*	For the three and nine months ended March 31, 2022, 107,625 vested but unissued shares of restricted stock units under the Amended and Restated 2020 Equity Incentive Plan are considered issued shares and therefore are included in the computation of basic earnings (losses) per share as of grant date when the shares are fully vested. Impact of nonvested RSU is immaterial to the EPS.

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

As of March 31, 2023 and June 30, 2022, there were 29,572,382 and 29,572,382 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company’s Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of March 31, 2023 and June 30, 2022, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan.

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded a total of 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. On November 16, 2021, we filed a registration statement on Form S-8 registering all shares issuable under the Plan. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. The fair value of RSUs issued subsequent to the IPO date was based on the stock price on each grant date. During the nine months ended March 31, 2022, the Company granted an additional 79,406 shares of RSUs. For the three and nine months ended March 31, 2023, the Company recorded $7,192 and $56,576 of stock-based compensation expense. For the three and nine months ended March 31, 2022, the Company recorded $149,299 and $306,788 of stock-based compensation expense. As of March 31, 2023 and June 30, 2022, the unvested number of RSUs was 12,400 and 6,608 and the unamortized expense was $7,192 and $15,000, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2022	6,608
RSUs granted	79,406	$48,768
RSUs forfeited	–
RSUs vested	(73,614)
RSUs granted, but not vested, at March 31, 2023	12,400

 _____________________

(1)	The total fair value was based on the stock price on the grant date.

As of March 31, 2023, of the 206,680 vested RSUs, 40,019 shares of Common Stock were issued, and 166,661 shares were to be issued upon setup of the plan administration account.

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

The achievement status of the operational milestones as of March 31, 2023 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at June 30, 2022, $2.3 million is deemed probable of vesting. As of March 31, 2023, none of the options had vested. For the three and nine months ended March 31, 2023, the Company recorded $110,382 and $331,146 of stock-based compensation expense related to the Option Grants. For the three and nine months ended March 31, 2022, the Company did not record any stock-based compensation expense related to the Option Grants. Unrecognized compensation cost related to tranches probable of vesting is approximately $1.9 million and will be recognized over 2.25 years to 9.25 years, depending on the tranche.

Note 17 – Warrant liabilities

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

The outstanding warrants held by the Convertible Note investors were reclassed to additional paid in capital as the terms became fixed upon closing of the IPO. Through March 31, 2023, none of the private placement investors exercised any of their warrants. As such, as of March 31, 2023 and June 30, 2022, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2023 and June 30, 2022, $1,419,495 and $1,821,947, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.4 million and $0.5 million, respectively, in excess of the FDIC insurance limit, as of March 31, 2023 and June 30, 2022.

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

Customer and vendor concentration risk

For the nine months ended March 31, 2023 and 2022, Amazon Vendor and Amazon Seller customers accounted for 91% and 89% of the Company's total revenues, respectively. As of March 31, 2023 and June 30, 2022, accounts receivable from Amazon Vendor and Amazon Seller accounted for 94% and 94% of the Company’s total accounts receivable.

For the nine months ended March 31, 2023 and 2022, two suppliers accounted for 39% (28% and 11%) and 27% (17% and 11%) of the Company's total purchases, respectively. As of March 31, 2023, accounts payable to two suppliers accounted for 59% (53% and 6%) of the Company’s total accounts payable. As of June 30, 2022, accounts payable to two suppliers accounted for 44% (34% and 10%) of the Company’s total accounts payable.

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

Total commitment for the full term of these leases is $12,440,869. The financial statements reflected $8,504,929 and $10,453,282, respectively, of operating lease right-of-use assets, and $8,927,949 and $10,848,544, respectively, of operating lease liabilities as of March 31, 2023 and June 30, 2022.

Three Months Ended March 31, 2023 and 2022:

	3/31/2023	3/31/2022
Lease cost
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$776,878	$427,692

Other information
Cash paid for amounts included in the measurement of lease liabilities	$778,843	$234,504
Remaining term in years	0.33 – 5.17	1.33 – 6.17
Average discount rate - operating leases	5 - 8%	5% – 8%

Nine Months Ended March 31, 2023 and 2022:

	3/31/2023	3/31/2022
Lease cost
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$2,331,542	$838,726

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,303,668	$656,961
Remaining term in years	0.33 – 5.17	1.33 – 6.17
Average discount rate - operating leases	5 - 8%	5% – 8%

The supplemental balance sheet information related to leases for the period is as follows:

	3/31/2023	6/30/2022
Operating leases
Right of use asset - non-current	$8,504,929	$10,453,282
Lease Liability – current	2,356,545	2,582,933
Lease Liability – non-current	6,571,404	8,265,611
Total operating lease liabilities	$8,927,949	$10,848,544

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2023	$771,954
2024	2,510,815
2025	2,080,331
2026	1,533,918
2027	1,586,572
2028 and after	1,459,407
Less: Imputed interest/present value discount	(1,015,068)
Present value of lease liabilities	$8,927,949

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). Presently, the matter is scheduled to be heard before a FINRA arbitration panel during the week beginning May 22, 2023. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner of more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. The Company cannot reasonably estimate the amount of potential exposure as of the date of this report.

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

In February 2022, the Russian Federation began conducting military operations against Ukraine, which have been ongoing ever since, resulting in global economic uncertainty and increased cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruption which could cause us to seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the three and nine months ended March 31, 2023.

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. The Company noted no material subsequent events that required recognition or additional disclosure in the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A) should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Overview

iPower Inc. is a U.S.-based online retailer and supplier of consumer home, garden and pet products. Through the operations of our e-commerce platform, www.simpledeluxe.com and www.Zenhydro.com, as well as Amazon, Walmart and eBay, our combined 121,000 square foot fulfillment centers in Los Angeles, California, and our 99,000 square foot fulfillment center in Rancho Cucamonga, California, we believe we are one of the leading online marketers, distributors and retailers of home fans, shelving, gaming chairs, grow-light systems, ventilation systems, activated carbon filters, nutrients, hydroponic water-resistant grow tents, trimming machines, pumps, accessories for hydroponic gardening and certain pet products, based on management’s estimates. We have a diverse customer base that includes commercial users and individuals. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth, both in terms of expanding customer base as well as brand and product development.

We are actively developing and acquiring our in-house branded products, which to date include the iPower, Simple Deluxe and other brands and consist of products such as home goods, fans, pet products, grow-light systems, ventilation systems, activated carbon filters, nutrients, hydroponic water-resistant grow tents, trimming machines, pumps and many more hydroponic-related items; some of which have been designated as Amazon best seller product leaders, among others. For the nine months ended March 31, 2023, our top five product segments accounted for 74% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories.

Trends and Expectations

Product and Brand Development

We plan to increase our investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement our product catalog and improve on existing products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or Mainland China, the military conflict between Russia and Ukraine may nonetheless increase the likelihood that we may experience supply chain disruptions or otherwise hinder our ability to find the materials we need to make our products. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Ongoing COVID-19 Epidemic and Related Disruptions

We are continuing to closely monitor the impact of the ongoing COVID-19 epidemic on our business, results of operations and financial results. The situation surrounding the COVID-19 epidemic remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the epidemic continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers and stockholders, all of which are uncertain and cannot be predicted. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures in our facilities, providing emergency paid time off and targeted hourly pay increases as well as developing no contact delivery methods. While the COVID-19 epidemic has not had a material adverse impact on our operations to date and we believe the long-term opportunity for shopping online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 epidemic will have on our business.

Regulatory Environment

We sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including for use in growing cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions. For example, certain countries and a total of 44 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of certain U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Variance
Revenues	$20,225,619	$22,808,214	(11.32%	)
Cost of goods sold	12,433,898	13,598,563	(8.56%	)
Gross profit	7,791,721	9,209,651	(15.40%	)
Operating expenses	9,602,919	7,832,662	22.60%
Operating (loss) income	(1,811,198)	1,376,989	(231.53%	)
Other (expenses)	(312,155)	(159,447)	95.77%
(Loss) Income before income taxes	(2,123,353)	1,217,542	(274.40%	)
Income tax (benefit) expense	(589,581)	39,855	(1579.32%	)
Net (loss) income	(1,533,772)	1,177,687	(230.24%	)
Non-controlling interest	(3,238)	(4,070)	(20.44%	)
Net (loss) income attributable to iPower Inc.	(1,530,534)	1,181,757	(229.51%	)
Other comprehensive loss	17,604	(3,226)	(645.69%	)
Comprehensive (loss) income attributable to iPower Inc.	$(1,512,930)	$1,178,531	(228.37%	)

Gross profit % of revenues	38.52%	40.38%
Operating (loss) income % of revenues	(8.95% )	6.04%
Net (loss) income % of revenues	(7.58% )	5.16%

Revenues

Revenues for the three months ended March 31, 2023 decreased 11.32% to $20,225,619 as compared to $22,808,214 for the three months ended March 31, 2022. While pricing remained stable, the decreased revenue mainly resulted from a decrease in sales of the third-party brands we carry.

Costs of Goods Sold

Costs of goods sold for the three months ended March 31, 2023 decreased 8.56% to $12,433,898 as compared to $13,598,563 for the three months ended March 31, 2022. The decrease was due to a decrease in sales, which resulted in decreased accompanying costs. See discussions on gross profit below.

Gross Profit

Gross profit was $7,791,721 for the three months ended March 31, 2023 as compared to $9,209,651 for the three months ended March 31, 2022. The gross profit ratio decreased to 38.52% for the three months ended March 31, 2023 from 40.38% for the three months ended March 31, 2022. The decrease in the gross profit ratio was mainly driven by the increase in cost of goods sold as a result of higher than normal freight charges as well as channel and product category mix.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 increased 22.60% to $9,602,919 as compared to $7,832,662 for the three months ended March 31, 2022. The increase was mainly due to the combination of an increase in selling and fulfillment expenses of $1.4 million as a result of increased costs related to advertising, merchant fees, rental expenses, and delivery fees, and an increase in general and administrative expenses of $0.4 million, which included payroll expenses, stock-based compensation expense, insurance expenses and other operating expenses.

(Loss) Income from Operations

(Loss) Income from operations was ($1,811,198) for the three months ended March 31, 2023 as compared to $1,376,989 for the three months ended March 31, 2022. The decrease in income was resulted from the increase in operating expenses and the decrease in gross profit, as discussed above.

Other Expenses

Other expenses for the three months ended March 31, 2023 was ($312,155) as compared to ($159,447) for the three months ended March 31, 2022. The increase in other expenses was mainly due to an increase in interest, including amortization of debt discount on the revolving loan and other non-operating expenses during the period ended March 31, 2023.

Net (Loss) Income Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended March 31, 2023 was ($1,530,534) as compared to net income of $1,181,757 for the three months ended March 31, 2022, representing a decrease of ($2,712,291 ). The decrease was primarily due to the decrease in gross profit and increase in operating expenses as discussed above.

Comprehensive (Loss) Income Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended March 31, 2023 was ($1,512,930) as compared to comprehensive income of $1,178,531 for the three months ended March 31, 2022, representing a decrease of ($2,691,461). The decrease was due to the reasons discussed above, along with the other comprehensive income of $17,604 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

For the nine months ended March 31, 2023 and 2022

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022	Variance
Revenues	$65,502,882	$57,300,642	14.31%
Cost of goods sold	39,755,919	33,219,677	19.68%
Gross profit	25,746,963	24,080,965	6.92%
Operating expenses	36,234,033	20,278,376	78.68%
Operating (loss) income	(10,487,070)	3,802,589	(375.79%	)
Other (expenses)	(610,283)	(233,968)	160.84%
(Loss) Income before income taxes	(11,097,353)	3,568,621	(410.97%	)
Income tax (benefit) expense	(2,085,126)	705,545	(395.53%	)
Net (loss) income	(9,012,227)	2,863,076	(414.77%	)
Non-controlling interest	(8,878)	(4,070)	118.13%
Net (loss) income attributable to iPower Inc.	(9,003,349)	2,867,146	(414.02%	)
Other comprehensive loss	(46,722)	(3,226)	1348.30%
Comprehensive (loss) income attributable to iPower Inc.	$(9,050,071)	$2,863,920	(416.00%	)

Gross profit % of revenues	39.31%	42.03%
Operating (loss) income % of revenues	(16.01% )	6.64%
Net (loss) income % of revenues	(13.76% )	5.00%

Revenues

Revenues for the nine months ended March 31, 2023 increased 14.31% to $65,502,882 as compared to $57,300,642 for the nine months ended March 31, 2022. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe, and Asia. In addition to our organic growth and diversified product mix, which we achieved as a result of improved products and more effective online marketing and merchandising efforts. However, while the revenues for the current nine months ended March 31, 2023 improved over the same period last year, we cannot assure that this trend will continue.

Costs of Goods Sold

Costs of goods sold for the nine months ended March 31, 2023 increased 19.68% to $39,755,919 as compared to $33,219,677 for the nine months ended March 31, 2022. The increase was due to an increase in sales, as discussed above. In addition, we experienced an increase in costs of goods sold as a percentage of revenue as a result of the increased freight charges during the nine months ended March 31, 2023. See discussions on gross profit below. We have seen decreasing freight charges since September 2022 but can give no assurance that this trend will continue.

Gross Profit

Gross profit was $25,746,963 for the nine months ended March 31, 2023 as compared to $24,080,965 for the nine months ended March 31, 2022. The gross profit ratio decreased to 39.31% for the nine months ended March 31, 2023 from 42.03% for the nine months ended March 31, 2022. The decrease in gross profit ratio was mainly driven by an increase in freight charges during the nine months ended March 31, 2023 as well as channel and product category mix.

Operating Expenses

Operating expenses for the nine months ended March 31, 2023 increased 78.68% to $36,234,033 as compared to $20,278,376 for the nine months ended March 31, 2022. The increase was mainly due to the combination of an increase in selling and fulfillment expenses of $11.9 million as a result of increased advertising, merchant fees, delivery fees, rental expenses, storage costs and fulfillment workforce, general and administrative expenses of $1.04 million, which included payroll expenses, stock-based compensation expense, insurance expenses and other operating expenses including expenses associated with being a publicly traded company, and $3.06 million of impairment loss on goodwill triggered by a decrease in the Company’s share price of its common stock and the net loss incurred during the quarter ended September 30, 2022.

(Loss) Income from Operations

(Loss) Income from operations was ($10,487,070) for the nine months ended March 31, 2023 as compared to $3,802,589 for the nine months ended March 31, 2022. The decrease was due to the increase in operating expenses was greater than the increase in gross profit as discussed above.

Other Expenses

Other expenses for the nine months ended March 31, 2023 was ($610,283) as compared to ($233,968) for the nine months ended March 31, 2022. The increase in other expenses was mainly due to a combined result of an increase in other non-operating income of $ 113,652 , and an increase in interest, including amortization of debt discount on the revolving loan of $ 573,641 during the period ended March 31, 2023.

Net (Loss) Income Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the nine months ended March 31, 2023 was ($9,003,349) as compared to net income of $2,867,146 for the nine months ended March 31, 2022, representing a decrease of ($11,870,495). The decrease was primarily due to a decrease in gross profit and an increase in operating expenses as discussed above.

Comprehensive (Loss) Income Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the nine months ended March 31, 2023 was ($9,050,071) as compared to comprehensive income of $2,863,920 for the nine months ended March 31, 2022, representing a decrease of ($11,913,991). The decrease was due to the reasons discussed above, along with other comprehensive loss of $ (46,722) as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the nine months ended March 31, 2023 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank ("JPM”). We had cash and cash equivalents of $1,419,495 as of March 31, 2023, representing a $0.4 million decrease from $ 1,821,947 of cash as of June 30, 2022. The cash decrease was primarily the result of the decrease in net cash provided by financing activities resulting from our payments to pay down the note payable and the JPM revolving line.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all of our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however, as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flows from operations should improve as supply chains begin to return to normal and new suppliers that we bring online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. In addition, we have approximately $10.0 million in unused credit under our revolving line of credit with JPM as of March 31, 2023. Given our current working capital position and available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with our customers and vendors.

Working Capital

As of March 31, 2023 and June 30, 2022, our working capital was $18.8 million and $32.3 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends will remain in place through the balance of the fiscal year with working capital remaining near this current level for the foreseeable future.

Cash Flows

Operating Activities

Net cash provided by (used in) operating activities for the nine months ended March 31, 2023 and 2022 was $8,446,447 and ($14,760,269), respectively. The increase in cash provided by operating activities mainly resulted from decreased accounts receivable, inventories, prepayments and other current assets and increased accounts payable.

Investing Activities

For the nine months ended March 31, 2023 and 2022, net cash (used in) provided by investing activities was ($144,885) and $177,408, respectively. The increase in cash used in investing activities was because the Company made additional purchase of equipment during the nine months ended March 31, 2023.

Financing Activities

Net cash (used in) provided by financing activities was ($8,663,091) and $10,598,447, respectively, for the nine months ended March 31, 2023 and 2022. The main reason the Company experienced a decrease in net cash provided by financing activities was primarily due to our payment of $11.9 million for: 1] $1.5 million to pay off investment payable; 2] $1.8 million to pay down note payable; and 3] $8.6 million to pay down the outstanding balance of the asset-based revolving loan facility with JPM.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

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

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries, including DHS. Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding has been provided by the Company following the February 15, 2022 acquisition. During the term of the Agreements, the Company bears all of the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a VIE of the Company and the financial statements of DHS have been consolidated into the Company’s financial statements following the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other.

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August of 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K. Due to the decrease in the Company’s share price subsequent to the filing of the Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

During the three months ended March 31, 2023, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of March 31, 2023, the remaining goodwill balance amounted to $ 3,034,110.

Intangible Assets, net

Finite life intangible assets at June 30, 2022 included a covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia Limited. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationships	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of March 31, 2023, there were no indicators of impairment.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective. For public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company adopted ASU 2020-01 on July 1, 2022. The adoption of ASU 2020-01 did not have material impact on the Company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2021; however, early adoption is permitted. The Company adopted ASU 2019-12 on July 1, 2022. The adoption of this standard did not have material impact on the consolidated financial statements.

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

As of March 31, 2023, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements and complex transactions, (ii) we lack effective communication procedures in our controlled subsidiaries, and (iii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment concerning the design or effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our former placement agent, Boustead Securities LLC ("Boustead”), has brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. The matter is presently scheduled to be heard before a FINRA arbitration panel during the week beginning on May 22, 2023. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition or operating results. However, we have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our initial public offering against any liability or expense they may incur or be subject to arising out of the Boustead dispute. In addition, Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner of more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding for such reimbursement to come from sales of shares then owned by Mr. Tan. For further information, see “Risk Factors – Risks Related to Our Business and Products – Prior to our initial public offering in 2021, we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation or arbitration in the event we are not able to come to agreement on amounts Boustead deems itself to be owed under such agreement.” and “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K filed with the SEC on September 28, 2022.

Other than the above, we are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

Unstable market and economic conditions and potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If internally generated funds are not available from operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Our access to funds under our revolving credit facility or pursuant to arrangements with other financial institutions is dependent on the financial institution’s ability to meet funding commitments. Financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

In addition, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of May 8, 2023, as we had not yet regained compliance with Rule 5550(a)(1). As a result, prior to May 8, 2023, we had submitted to Nasdaq our plan to regain compliance, including our method for rectifying our present deficiency regarding the minimum bid price requirement. To qualify, we are required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, except for the minimum bid price requirement. On May 9, 2023, Nasdaq granted the Company’s request for an Additional Grace Period, or through November 6, 2023, to regain compliance.

Nonetheless, following the additional 180-day extension period, in the event of a de-listing or threatened de-listing, we would take actions to restore our compliance with Nasdaq Rules, but we can provide no assurances that the listing of our common stock would be restored, that our common stock will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Rules.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**  Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

May 15, 2023	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

May 15, 2023	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

