Form 10-K
period 2023-06-30
iPower Inc.
filed 2023-09-15
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2023

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 001-40391

iPower Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5144171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8798 9th Street

Rancho Cucamonga, CA 91730

(Address of principal executive offices) (Zip Code)

(626) 863-7344

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

On December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,953,680 based on the closing sale price of the registrant’s common stock on such date as reported on The Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock on September 14, 2023 was 29,764,374.

iPOWER INC.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operations, the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements include statements concerning the following:

•	our inability to predict or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 epidemic;
•	our inability to predict or anticipate the duration or long-term economic effect of the ongoing conflict between Ukraine and Russia and any potential supply chain issues that may result;
•	our limited operating history;
•	our future results of operations;
•	our current and future capital requirements necessary to support our efforts to open or acquire new complimentary businesses and channels of trade;
•	our cash needs and financial plans;
•	our competitive position;
•	seasonality and how it may impact consumer behavior and resulting sales;
•	our dependence on consumer interest in growing crops with the equipment and other products that we offer;
•	evolving laws surrounding cannabis on a local, state, and federal level;
•	the effectiveness of our internal controls;
•	our dependence on third parties to manufacture and sell us inventory;
•	our ability to maintain or protect our intellectual property;
•	our ability to innovate and develop new intellectual property to continue enhancing our product and service offerings;
•	our ability to protect our systems from unauthorized intrusions or theft of proprietary information;
•	our ability to retain key members of our executive team;
•	our ability to maintain our relationships with third-party vendors and suppliers;
•	our ability to internally develop products and intellectual property;
•	our ability to achieve expected technological advances by us or by third parties and our ability to leverage such advances;
•	our potential growth opportunities;
•	interpretations of current laws and the passage of future laws;
•	acceptance of our business model by investors;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our ability to sell additional products and services to customers;
•	our ability to adequately support growth;
•	our ability to ensure consistency in the quality of our products and the quality and costs of our supply chain, including management of freight costs;
•	any disruption to third party sales platforms, including Amazon.com, Walmart and eBay, through which we derive approximately 98% of our current revenues; and
•	potential disruption of our business and supply chain as a result of any conflicts or trade wars between China and the U.S., as well as increased tariffs on the products which we import.

ii

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the reports we file with the Securities and Exchange Commission, or the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report, the documents that we reference in this Annual Report and the documentation we have filed as exhibits thereto with the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates, and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and/or “our” in this report refer to iPower Inc.

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

iPower Inc. (formerly BZRTH, Inc.), a California-based corporation, was formed in Nevada in April 2018. Driven by tech and data, iPower Inc. is a U.S.-based online retailer and supplier of consumer home, garden and pet products. Through the operations of our e-commerce platforms, www.simpledeluxe.com and www.Zenhydro.com, as well as Amazon, Walmart and eBay, our combined 121,000 square foot fulfillment centers in Los Angeles, California, and our 99,000 square foot fulfillment center in Rancho Cucamonga, California, we believe we are one of the leading online marketers, distributors and retailers in our product categories, based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and increase sales.

We are actively developing and acquiring our in-house branded products, which to date include iPower, Simple Deluxe and other brands and consist of products such as home goods, fans, pet products and hydroponics equipment, some of which have been designated as Amazon Choice products and category best sellers, among others. For the year ended June 30, 2023, our top five product categories accounted for 72% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories through in-house products and our supply chain partners driven by market data analytics.

Approximately 95% of our sales revenue during the year ended June 30, 2023 were derived from sales through Amazon, eBay and Walmart, where we experienced approximately 14% revenue growth in the fiscal year ended June 30, 2023 as compared to the prior fiscal year.

Products

iPower offers essential products in the hydroponic, gardening, home and pet goods categories. While the company offers products from hundreds of third-party brands, the Company has also established its own in-house branded products which are made available for purchase through our various sales channels. Our in-house branded products, marketed under the iPower™ and Simple Deluxe™ brands, include hydroponic-related items, fans, shelving, pet supplies and outdoor lifestyle products, some of which have been designated as Amazon best seller product leaders, and for which numerous products have been designated “Amazon’s Choice” and “#1 Best Seller.” We currently offer consumers more than 4,000 products from our proprietary, in-house branded products. This year, we expanded our in-house catalog to include more general home goods products, with home goods making up our largest meta category.

Our Industry is Large and Rapidly Growing

Our principal industry opportunity is in the retail sale and distribution of consumer goods. Our primary subcategories include consumer hydroponics equipment and supplies, consumer general gardening supplies, and consumer home and pet goods. Hydroponics supplies generally include grow light systems; advanced heating, ventilation and air conditioning (“HVAC”) systems; water pumps, heaters, chillers and filters; nutrient and fertilizer delivery systems; and various growing media typically made from soil, rock wool or coconut fiber, among others. General gardening supplies generally include environmental sensors and controls and nutrients among others. Home goods supplies currently include commercial fans, floor and wall fans, storage and shelving units, and chairs among others.

The home goods industry has become a significant category we sell into. Grandview Research estimated that the size of the home goods market in the US was $740 billion in 2020 and should reach close to $1,040 billion by 2024, with a CAGR of 7.4%.

Research and Development

The Company has not incurred any significant research and development (“R&D”) expenses during the fiscal year ended June 30, 2023. We do most of our development work in conjunction with our manufacturing partners, where we co-engineer designs with their development teams. We plan to increase our investments in R&D relating to the improvement of existing products and the development and addition of new product lines.

Customers and Suppliers

We have a diverse customer base, with residential gardeners and home goods consumers constituting a significant portion of our customer base and thus the largest portion of our total sales. We sell to both commercial and home cultivators growing specialty crops, as well as in the home goods category. At present, sales to customers through Amazon and other third-party online platforms accounts for approximately 98% of our annual sales.

We do not manufacture any of the products we sell through our distribution channels. We purchase our products from more than 150 suppliers, including manufacturers and distributors in the U.S. and China. For the years ended June 30, 2023 and 2022, one supplier accounted for 27% and 18% of the Company's total purchases, respectively. We do not have any long-term supply agreements.

Manufacturers

We obtain both our branded proprietary products and distributed products from third party suppliers. For our hydroponic category, most of the products purchased and resold, whether our proprietary products or third-party products sold through our platform, are applicable to indoor and outdoor growing for organics, greens and plant-based products. Our products are sourced from more than 150 different suppliers and manufacturers, with approximately 90% sourced from China. Quality control is a critical priority for our team charged with ensuring the supply of the products from our suppliers, specifically those coming from China. We seek to ensure the highest level of quality control for our products through routine factory visits, spot testing and continual, ongoing supplier due diligence.

Our distributed products are sourced from more than 150 suppliers. Our experienced internal sourcing team is charged with maintaining strong relationships with current suppliers, while also constantly tracking current and future market trends and reviewing offerings of new suppliers.

We do not have exclusive purchase agreements with many of our suppliers. Based on our knowledge and communication with our suppliers, we believe some of our suppliers may sell directly to the retail market or to our wholesale customers.

Demand for Products

We believe that demand for iPower’s products is strong for several reasons. Consumer interest in hydroponics as a hobby and lifestyle choice a surge in interest driven by the stay-at-home necessities of the Covid-19 pandemic. This is in contrast to the weak demand environment for commercial hydroponics suppliers who are suffering from growing over capacity in the commercial sector. Our non-hydroponics product lines are also seeing strong demand as the categories we participate in are primarily in large markets with a fragmented supply base. We also believe that our expertise in product development has created a catalog well suited to gaining market share in these categories. In addition, our relationship with our largest channel partner, Amazon, has also led to a strong demand environment. Working as a supplier on Amazon’s Vendor Central platform, we are confident that we have demonstrated our ability to supply products that consumers want, in sufficient volumes, enabling us to meet the stringent operating metrics required by Amazon. We believe these has allowed us to gain share from other suppliers in our various channels.

E-Commerce Strategy

The Company continues to grow and develop its e-commerce platforms, including zenhydro.com and simpledeluxe.com, where we sell our in house and third party products. In addition to our websites, we offer products to consumers through established e-commerce channels such as Amazon, eBay, and Walmart. Through these portals we offer various consumer products for sale. Online shoppers can have the ability to peruse our various product categories such as hydroponics equipment, home fans and furnishing, shelving, outdoor lifestyle products, and pet products, providing consumers with an easy and quick method to find the exact products they need. In addition to these sections, our webstores offer customers periodic flash deals, best value recommendations and clearance sale items. Each product listed on the site contains product descriptions, product reviews and a picture so the consumer can make an informed and educated purchase. Our product filters allow the consumer to search by brand, manufacturer, or by price. Consumers can shop online day and night and have their purchases shipped directly to the location of their choice, or simply elect to use our website as a resource. Google advertising, social media advertising and email list marketing, in addition to auto-ship functionality, are the primary mechanisms we employ to drive traffic to our e-commerce platforms and the other portals through which we make our products available for sale, including Amazon.com, eBay and Walmart. At present, more than 90% of our total sales occur through Amazon.com.

Large Established Distribution Infrastructure

We have a fully developed distribution network through our distribution centers in California. We work with a network of third-party common carrier trucking/freight companies that service our customers throughout the U.S., Canada and across the globe. We receive daily customer orders via our business-to-business e-commerce platform. Orders are then routed to the applicable distribution center and packed for shipments. Most of our customer orders are shipped within one business day of order receipt.

Competition

The markets in which we sell our products are highly competitive and fragmented. Our key competitors include many local and national vendors of home and gardening supplies, local product resellers of hydroponic and other specialty growing equipment, as well as other online product resellers on large online marketplaces such as Amazon.com and eBay. We compete with companies that have greater capital resources, facilities, and diversity of product lines. Our competitors could also introduce products and as manufacturers are able to sell equipment directly to consumers, our distributors could cease selling products to us.

Notwithstanding the foregoing, we believe that our pricing, inventory and product availability, and overall customer service provide us with the ability to compete in this marketplace. We believe that we have the following core competitive advantages over our competitors:

•	In addition to our in-house branded products, we distribute products from hundreds of third-party brands, ensuring that whatever a customer’s particular need may be, they need look no further than iPower for their product needs.
•	Our knowledgeable and experienced sales team can provide guidance and insights, whether dealing with a seasoned commercial entity or a first-time purchaser looking to get their grow operations off the ground.
•	The convenience of our e-commerce platform allows customers to shop from the comfort of their own home and have their purchases shipped directly to them.
•	We believe that our prominent position as a supplier to Amazon means that our products are prominently featured on the world’s most important retailer
•	We view ourselves as an industry leader, offering products and new technologies from the largest and most trusted names in the business, as well as our own in-house branded products.

Moreover, we expect that as we continue to grow our business, we will achieve an economy of scale and, as such, will be able to further optimize supply chains, which will enable us to continue to maintain competitive pricing options and deliver the array of items that our customers require. Through supply chain and industry competency, support services, and through our relationships with suppliers, distributors, vendors and logistics partners, we believe we can maintain and increase our growth trajectory.

Intellectual Property and Proprietary Rights

Our intellectual property primarily consists of our brands and their related trademarks, domain names, websites, customer lists and affiliations, as well as our marketing intangibles, product know-how and technology. We also hold rights to website addresses related to our business, including websites that are actively used in our daily business operations, such as Zenhydro.com and simpledeluxe.com. We own federally registered trademarks for “iPower” and “Simple Deluxe,” which correspond to our current in-house branded products.

Government Regulation

We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis and hemp, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis and hemp, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and a total of 46 U.S. states plus the District of Columbia have adopted frameworks, in varying forms, that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, as well as hemp and CBD, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The 2018 Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. While we do not know the percentage or actual usage of our products for purposes of growing cannabis or hemp-derived products, for those users who intend to use the Company’s products to grow hemp-derived CBD medicinal products, the 2018 Farm Bill officially removed hemp from the list of controlled substances. While we note that the 2018 Farm Bill has not changed the regulatory authority of the Food and Drug Administration as concerns cannabis and cannabis-derived products, and that such products continue to remain subject to the same regulatory requirements as FDA-regulated products, we nonetheless believe the passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities.

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

We believe that the growth in licensed cannabis cultivation facilities and the growth in organically grown produce will increase the general demand for hydroponics products, including the hobbyist consumer segment that we serve. Further, we believe our dedication to providing consumers with innovative and cutting-edge products tailored to their individual needs, combined with our industry knowledge and customer service, has positioned iPower to take advantage of the domestic and international growth anticipated for hydroponic products.

Corporate Structure

We have been conducting business as iPower Inc. (formerly BZRTH Inc.) since our formation in 2018 and subsequent acquisition of the assets, and certain liabilities, of BizRight LLC. In order to diversify and facilitate the Company’s marketing and research and development activities, we used two variable interest entities, E Marketing Solution Inc. (“E Marketing”) and Global Products Marketing Inc. (“GPM”), to perform and conduct certain aspects of our business relative to marketing, banking and cash management. E-Marketing and GPM were wholly owned by one of our shareholders, Shanshan Huang, and one of our founders and majority shareholders, Chenlong Tan. On May 18, 2021, the Company entered into equity purchase agreements with the shareholders of E Marketing and GPM, pursuant to which we acquired 100% of the equity interests of each of E Marketing and GPM for nominal consideration and E Marketing and GPM became our wholly owned subsidiaries.

On February 15, 2022, the Company acquired Anivia Limited (“Anivia”). Anivia indirectly owns Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”), which is a wholly foreign-owned enterprise of Fly Elephant Limited. Dayourenzai (Shenzhen) Technology Co., Ltd. Controls, through contractual arrangements, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the laws of the PRC and is located in Shenzhen, China (“DHS”). DHS is principally engaged in selling a wide range of products and providing merchandizing and logistics services in the PRC. In 2023, iPower purchased approximately 90% of its products and supplies from or through DHS.

In addition, on February 10, 2022 and January 14, 2022, respectively, we entered into joint venture agreements with Global Social Medial, LLC, a Nevada limited liability company formed in 2022 which provides social media platform and services to assist business in product marketing (“GSM”), and Box Harmony, LLC, a Nevada limited liability company formed in 2022 which provides logistics services primarily for foreign-based manufacturers and distributors who desire to sell their products online in the United States with such logistic services to include, without limitation, receiving, storing and transporting such products (“Box Harmony”). We have a 60% equity interest in GSM and a 40% equity interest in Box Harmony.

Corporate Information

The Company, a Nevada corporation, was formed on April 11, 2018 under the name BZRTH Inc. On September 4, 2020, we filed a Certificate of Amendment with the State of Nevada changing our name to iPower Inc.

Our principal offices are located at 8798 9th Street, Rancho Cucamonga, CA 91730, and our phone number is (626) 863-7344. Our business website is www.meetipower.com and our e-commerce websites are www.Zenhydro.com and www.simpledeluxe.com. Information contained on our websites should not be deemed incorporated by reference and is not a part of this report.

Employees

As of September 14, 2023, we have a total of 70 full-time and five part-time employees and consultants. None or our employees are subject to collective bargaining agreements.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 6 of this Annual Report on Form 10-K may cause us to be unable to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

•	Our Company’s founders own approximately 53.98% of our common stock, which effectively gives our founders full control over the board of directors and management of the Company for the foreseeable future.
•	The Company faces intense competition in the hydroponics marketplace which could prohibit us from developing or increasing our customer base beyond present levels.
•	Our ability to ensure consistency in the quality of our products and supply chain.
•	Approximately 98% of our current revenues are derived from sales of our products through online third-party platforms, including Amazon.com, Walmart and eBay; any disruption to these business channels could be detrimental to our business.
•	Potential disruption of our business and supply chain that may be caused by any conflicts, trade wars or currency fluctuations or tariffs between China and the U.S.
•	The ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, results from operations, or the businesses of our suppliers, vendors and logistics partners.
•	The ongoing COVID-19 epidemic, and any resurgence in related infections, whether in the U.S., China or elsewhere, along with any efforts to mitigate its impact could have an adverse effect on our business, liquidity, operations, financial condition, the business of our suppliers, vendors and logistic partners, and the price of our securities.
•	In the event we require additional capital resources to fund our enterprise, we may not be able to obtain sufficient capital and may be forced to limit the expansion of our operations.
•	Certain of our products may be purchased for use in new and emerging industries or segments, such as cannabis, and may be subject to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions.
•	Our business depends significantly on the continuing efforts of our management team and our business may be impacted if we should lose their services.
•	Certain relationships, acquisitions, strategic alliances and investments could result in operating issues, dilutions and other harmful or unintended consequences which may adversely impact our business and the results of our operations.
•	Our continued investment and development in our in-house branded products is inherently risky and could disrupt our ongoing business.
•	If the Company is unable to maintain and continue to develop our e-commerce platform, our reputation and operating results may be materially harmed.
•	As the bulk of our sales are carried out through e-commerce, we are subject to certain cyber security risks, including hacking and stealing of customer and confidential data.
•	If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.
•	There are a myriad of risks, including stock market volatility, inherent in owning our securities.

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

Our products compete against national and regional products and in-house branded products produced by various suppliers, many of which are established companies that provide products that perform functions similar to our products. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products. Some of our competitors have substantially greater financial, operational, marketing, and technical resources than we do. Moreover, some of these competitors may offer a broader array of products and sell their products at prices lower than ours and may have greater name recognition. In addition, if demand for our specialty indoor gardening supplies and products continues to grow, we may face competition from new entrants into our field. Due to this competition, there is no assurance that we will not encounter difficulties in generating or increasing revenues and capturing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. We may not have the financial resources, relationships with key suppliers, technical expertise or marketing, distribution, or support capabilities to compete successfully in the future.

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

Although we were deemed an “essential” business by state and local authorities during the height of the pandemic in the areas in which we operate, we have undertaken the following measures in an effort to mitigate the spread of COVID-19 including limiting business hours, and encouraging employees to work remotely if possible. We also have enacted our business continuity plans, including implementing procedures requiring employees to work remotely where possible which may make maintaining our normal level of corporate operations, quality controls and internal controls difficult. Moreover, the COVID-19 pandemic has caused temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, the COVID-19 pandemic and mitigation efforts have also adversely affected our customers’ financial condition, resulting in reduced spending for the products we sell.

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

Our business prospects are difficult to predict given our limited operating history and unproven business strategy. While we inherited in 2018 the business of our predecessor entity, BizRight LLC, an entity through which we acquired certain assets and assumed certain liabilities, we did not begin operations under iPower Inc. (formerly BZRTH Inc.) until our formation in April 2018. Thereafter, we launched our e-commerce platforms, www.Zenhydro.com and www.simpledeluxe.com, where we sell our own in-house branded products, marketed under the iPower and Simple Deluxe brands, and provide distribution for hundreds of other brands manufactured by a number of third-party vendors. Accordingly, the operation of our e-commerce platform, branding and marketing of our own in-house branded products, and our relationships with third-party vendors and suppliers have been limited. If we are unable to effectively maintain our relationships with third-party vendors and suppliers, manage our e-commerce operations, as well as other sales platforms/distribution network, our business is unlikely to succeed. Our business should be viewed in light of these risks, challenges and uncertainties.

An estimated 98% of our sales are carried out through third-party platforms, including Amazon.com, Walmart and eBay; any disruption in our selling efforts on such third party platforms could substantially disrupt our business.

While we maintain our own websites, Zenhydro.com and simpledeluxe.com, as well as our offline wholesale department, which together account for approximately 2% of our sales, the bulk of our overall sales, or approximately 98%, occurred on third party platforms such as Amazon.com, Walmart eBay and other platforms. As such, should we experience a disruption in our sales on third party platforms, or should such third party platforms somehow come to rank us unfavorably or fail to list our products, this could negatively affect our overall sales and, thus, negatively impact our overall revenues.

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

Uncertain global economic conditions, particularly in light of the COVID-19 pandemic, could adversely affect our business. During the COVID-19 pandemic, some of the effects of which are still ongoing, there have been ongoing negative global economic trends, such as decreased consumer and business spending, higher than normal unemployment levels and declining consumer and business confidence. All of these issues have posed challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products. Our most price-sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen, while other customers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products in favor of our competitors’ products or result in a shift in our product mix from higher margin to lower margin products.

Heightened inflation, increased interest rates and other economic conditions including potential recession and credit market disruptions could negatively impact our business.

Customer demand for our products may be influenced by heightened inflation, increased interest rates and other weak economic conditions including recessionary conditions and credit market disruptions and volatility. Continued weak economic conditions may cause a decrease in demand for our products from our customers. In addition, these economic conditions may adversely impact certain customers, suppliers and other vendors who are highly leveraged. Accordingly, in an environment of heightened inflation, increased interest rates or other recessionary pressures, our business, financial condition and results of operation may be adversely impacted.

Volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results. Moreover, while the recent banking crisis involving the closure of Silicon Valley Bank (“SVB”) and other small banks did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.

Our overall performance depends in part on U.S. and international macroeconomic conditions. The U.S. and other key international economies, including China, have experienced and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as the war in Ukraine and the trade war between the U.S. and China, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB, and the subsequent failures of Signature Bank, First Republic Bank and Heartland Tri-State Bank, did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs.

Inflation has risen on a global basis, the U.S. has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as by raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include, among other things, continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs and have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our access to the China markets for the production of our products; should U.S. and China trade relations further deteriorate, and should the ongoing trade war continue, our supply chain, and thus our operations and revenues, could be subject to deleterious effects.

We are heavily reliant on manufacturers in China to produce many of the goods we sell. Approximately 90% of the products we purchased for resale during the fiscal year ending June 30, 2023 were manufactured in and imported from China. At present, we have 13 suppliers in the U.S. and more than 140 suppliers in China. However, all of the goods sourced in China were purchased through our VIE, DHS. The U.S. and China have been involved in ongoing trade disputes, resulting in increased tariffs when such goods arrive in the U.S., among other things. Any changes in U.S. trade policy, or an escalation in the ongoing trade disputes, could trigger retaliatory actions, resulting in “trade wars” and an increase in costs for goods imported into the United States. Such actions could disrupt our supply chain. In addition, increased tariffs could, in turn, reduce customer demand for such products as such tariffs could cause us to have to increase the price at which we sell our goods, or it could result in trading partners limiting their trade with the United States. To date, iPower has absorbed some of the costs related to increased tariffs. However, should we be unable to continue to absorb such costs, or should we need to pass all such costs on to consumers, such increase could cut into our competitive advantage and our volume of sales activity in the United States could be materially reduced. Any such reduction may materially and adversely affect our sales and our business.

Our China-based subsidiaries, Dayourenzi (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd., through which we procure the majority of our inventory and overseas logistical support, are owned through contractual agreements, as required by the laws of the PRC. As a result, the Chinese government could potentially exercise significant oversight and/or discretion over the business and operations of our China-based subsidiaries and could potentially intervene in or influence the operations of those businesses at any time.

We recently acquired two China-based subsidiaries, Dayourenzi (Shenzhen) Technology Co., Ltd. (the WFOE”) and Daheshou (Shenzhen) Information Technology Co., Ltd. (the “Operating Company”). (The WFOE and the Operating Company together are referred to as our “China-based Subsidiaries”). The Operating Company has historically provided the bulk of our China-based procurement and logistical needs and we believe its acquisition will serve to streamline our procurement of goods and shipping, as well as reduce costs by bringing these services in house. Our China-based subsidiaries are owned by us through contractual arrangements with our Hong Kong subsidiary, Fly Elephant Limited, and its parent company, Anivia Limited, a British Virgin Islands company. In addition, our China-based subsidiaries may be at risk of influence by the PRC government as they are subject to the laws, rules and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our China-based Subsidiaries, and the regulations to which they are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our own policies and practices. New laws, regulations and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may, as regards our China-based subsidiaries:

•	Delay or impede development,

•	Result in negative publicity or increase our operating costs,

•	Require significant management time and attention, and

•

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

Our future success depends substantially on the continued services of our executive officers, especially our Chairman, Chief Executive Officer and President, Chenlong Tan. We do not presently maintain key man life insurance on any of our executive officers or directors, although we intend to obtain such insurance in the near future. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our executive officers could cause our business to be disrupted, and we may incur additional and unforeseen expenses to recruit and retain new officers.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive hydroponics and gardening industry depends in large part upon our ability to attract highly qualified managerial and sales personnel. In order to induce valuable employees to come and work for us and to remain with us, we may provide employees with stock options, restricted stock, restricted stock units that vest over time. The value to employees of such incentive stock and stock options that vest over time will be significantly affected by movements in our stock price that we will not be able to control and may at any time be insufficient to counteract more lucrative offers our employees may receive from other companies. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel. Certain of our executive officers have employment agreements but these agreements do not guarantee us the continued services of such employees. Further, we do not currently offer any health care or retirement benefits to any of our employees, and many of our more established competitors may offer more competitive compensation packages for the kind of personnel that is critical to our company’s survival and success. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted. For example, offering competitive compensation packages may significantly increase our operating expenses and negatively impact our gross profits. Further, the loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results, or financial condition.

In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As we continue to work to increase our presence across the hydroponics market, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial, human resources, and other areas of specialization. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and effectively compete in the hydroponics industry will depend in part on our ability to effectively manage any future growth.

Certain of our products may be purchased for use in the cannabis industry and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.

Our hydroponic gardening products are multi-purpose products designed and intended for growing a wide range of plants and are generally purchased from retailers by end users who may grow any variety of vegetables and plants, including cannabis. As such, we sell hydroponic gardening products that end users may purchase for use in a variety of industries or segments, including the growing of cannabis. The cannabis industry is subject to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions. For example, certain countries and a total of 46 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of U.S. states prohibit growing cannabis.

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

We have invested and expect to continue to invest in our own in-house branded product lines. Such endeavors may involve significant risks and uncertainties, including insufficient revenues to offset liabilities assumed and expenses associated with this new investment, inadequate return of capital on our investment, and unidentified issues not discovered in our assessment of such strategy and offerings. Because this venture is inherently risky, no assurance can be given that such strategy and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.

We sell certain of our products over the internet through our e-commerce platforms, www.Zenhydro.com and www.simpledeluxe.com. The success of our e-commerce business depends on our investment in this platform, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations and provide a shopping experience that will generate orders and return visits to our online store.

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

A significant proportion of our sales occur on the Amazon.com platform. For the years ended June 30, 2023 and 2022, Amazon Vendor and Amazon Seller customers accounted for 91% and 88% of the Company's total revenues, respectively, and as of June 30, 2023 and 2022, accounts receivable from Amazon Vendor and Amazon Seller accounted for 95% and 94% of the Company’s total accounts receivable, respectively. Any disruption in our sales or accessibility to Amazon, or any negative action taken by Amazon related to our sales, could negatively affect our business.

Our reliance on third-party manufacturers could harm our business.

We rely on third parties to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions and inferior product quality control. In addition, performance problems at these third-party manufacturers could lead to cost overruns, shortages, or other problems, which could increase our costs of production or result in delivery delays to our customers.

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

We rely on a limited number of suppliers for certain of our hydroponic products and other supplies. For the years ended June 30, 2023 and 2022, one supplier accounted for 27% and 18% of the Company's total purchases, respectively. Such reliance on a limited number of suppliers may increase our risk of experiencing disruptions in our business. As we do not have any long-term supply agreements, in the event we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experience other financial distress or if any of our key suppliers is negatively impacted by COVID-19, including with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, such as fertilizer and liquid products, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, earnings, and financial position.

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

We rely on information technology systems to conduct our business, including communicating with employees and our key commercial customers, ordering, and managing materials from suppliers, shipping products to customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business.

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

We collect, process, store, use, and share information collected from or about purchasers and users of our website and products. The collection and use of personal information, and analysis and sharing of user data and unique identifiers to inform advertising subject us to legislative and regulatory burdens, may expose us to liability, and our actual or perceived failure to adequately protect consumer data could harm our brand, our reputation in the marketplace and our business.

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

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to develop, license or acquire new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements, or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our ability to develop, license, or acquire and commercialize additional products and to develop new applications for our technologies in existing and new markets, while improving the performance and cost-effectiveness of our existing products, in each case in ways that address current and anticipated customer requirements. We intend to develop and commercialize additional products through our research and development program and by licensing or acquiring additional products and technologies from third parties. Such success is dependent upon several factors, including functionality, competitive pricing, ease of use, the safety and efficacy of our products and our ability to identify, select and acquire the rights to products and technologies on terms that are acceptable to us.

The hydroponics industry is characterized by rapid technological change and innovation. New technologies, techniques or products may emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products, as well as those products of third-party vendors that we make available for sale. Competitors who have greater financial, marketing and sales resources than we do may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Any new product we identify for internal development, licensing or acquisition may require additional development efforts prior to commercial sale. Due to the significant lead time and complexity involved in bringing a new product to the market, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product. These assumptions and estimates may prove incorrect, resulting in our introduction of a product that is not competitive at the time of launch. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies and sales mechanisms which we may be unable to adopt or offer for sale. Our ability to mitigate downward pressure on the prices of the products that we offer for sale will be dependent on our ability to maintain and/or increase the value we offer to suppliers, vendors, strategic partners, and consumers. All new products are prone to risks of failure inherent in hydroponic technology development. In addition, we cannot assure you that any such products that we develop or offer for sale will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of new products, could adversely affect our business, financial condition, and results of operation.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. Our management has conducted an evaluation of the effectiveness of our internal controls over financial reporting and concluded that our internal controls over financial reporting were not effective because, among other things, (i) we lack effective communication and reconciliation procedures in our controlled subsidiaries, and (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

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

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions, or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

Our management and independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions under Section 404(b) of Sarbanes-Oxley Act. Had we performed an evaluation and had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may suffer.

Prior to our initial public offering in 2021, we unilaterally terminated an engagement agreement with Boustead Securities LLC and may be subject to litigation or arbitration in the event we are not able to come to agreement on amounts Boustead deems itself to be owed under such agreement.

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), we engaged Boustead to act as our exclusive placement agent for private placements of our securities and as a potential underwriter for our initial public offering. The Engagement Agreement set forth certain terms and conditions, including that in the event the Company completed a private placement or a public offering of its securities, Boustead would receive (i) cash compensation equal to 7% of the offering proceeds, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company, plus (iii) warrants to purchase the equivalent of 7% of the stock issued in such offering. The term of the Engagement Agreement was the later to occur of (i) 18 months from the date Boustead received an executed copy of the Engagement Agreement from the Company or (ii) 12 months from the completion date of the initial public offering or (iii) the mutual written agreement of the Company and Boustead. Upon the termination or expiration of the Engagement Agreement, the Company was required to pay to Boustead any out-of-pocket expenses incurred up to the date thereof. In addition, upon termination or expiration of the Engagement Agreement, Boustead was entitled to a success fee, as set forth in the Engagement Agreement, if the Company completed a sale, merger, acquisition, joint venture, strategic alliance, or other similar agreement with a party, including the pre-IPO and IPO investors, or which became aware of the Company or which became known to the Company prior to such termination or expiration, during the twelve (12) month period following the termination or expiration of the Engagement Agreement. On February 28, 2021 we informed Boustead that we were terminating the Engagement Agreement and any continuing obligations we may have had under its terms. On April 15, 2021, we provided formal written notice to Boustead of our termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 16, 2021, counsel to Boustead advised us that they believed our termination of the Engagement Agreement was improper and threatened to seek immediate judicial intervention to obtain injunctive relief and damages. On April 21, 2021, our special litigation counsel responded to such allegations and threats, refuting Boustead’s claims. On April 23, 2021, counsel to Boustead provided written notice stating that, subject to the size of our initial public offering, they believe they will be entitled to 7% of the capital raised in addition to warrants. On April 30, 2021, Boustead filed a statement of claim with the Financial Industry Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. A pre-hearing conference is presently scheduled for the matter on September 26, 2023. The matter had been previously scheduled to be heard before a FINRA arbitration panel in late September and October. However, those hearing dates have been cancelled and have yet to be rescheduled. While we believe we have meritorious defenses against Boustead’s claims, we cannot provide assurance that any potential monetary damages arising from the Boustead dispute will not be in excess of 7% of the capital raised in our initial public offering. The party prevailing in any proceeding under the Engagement Agreement may be entitled to their costs and attorneys’ fees, which could be substantial. As such, any proceeding arising from our Engagement Agreement with Boustead may be expensive to defend and could result in a substantial settlement payment or damages award, and there can be no assurance of a favorable outcome for us. In addition, we have indemnified D.A. Davidson & Co. and the other underwriters against any liability or expenses they may be subject to or incur in connection with the Boustead dispute.

General Risk Factors Related to Our Business

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, and results of operations. Since inception, aside from a dispute with the placement agent of our 2020-2021 pre-IPO private placements, the Company has not been a party to any material litigation. See “Item 3. Legal Proceedings” for additional information.

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

Certain of our products sell on a seasonal basis, resulting in fluctuations in our cash flow, inventory, and accounts payable.

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

Our estimates of the total addressable markets for our current products, products under development and third-party products that we offer for sale are based on a number of internal and third party estimates and the assumed prices at which we can sell such products in markets that have not been established or that we have not yet entered. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. As a result, our estimates of the total addressable market for our current or future products may prove to be incorrect. If the actual number of consumers who would benefit from the products we offer, the price at which we can sell such products, or the total addressable market for such products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

The base of growers in the U.S. has grown over the past 20 years since the legalization of cannabis for medical uses in states such as California, Colorado, Michigan, Nevada, New Jersey, Oregon, and Washington, with a large number of those growers depending on products similar to those we distribute. The U.S. cannabis market is still in its infancy and early adopter states such as California, Colorado and Washington represent a large portion of historical industry revenues. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted.

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

In addition to sales through our own platforms, www.Zenhydro.com and www.simpledeluxe.com, we sell our products through third-party retailers and resellers. However, it is evident to us that the movement towards the legalization of cannabis in the U.S. and its legalization in Canada has ultimately had a significant and positive impact on our industry. We are not currently subject directly to any state laws or regulations controlling participants in the legal cannabis industry. However, regulation of the cannabis industry does impact those that we believe represent many end-users for our products and, accordingly, there can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will not have a material adverse effect on us.

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

Individual state laws regarding the cultivation and possession of cannabis for adult and medical uses conflict with federal laws prohibiting the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult-use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes, and several states have enacted legislation permitting cannabis cultivation and use for both adult and medicinal purposes. Evolving federal and state laws and regulations pertaining to the use or cultivation of cannabis, as well active enforcement by federal or state authorities of the laws and regulations governing the use and cultivation of cannabis may indirectly and adversely affect our business, our revenues, and our profits.

Certain of our products may be purchased for use in new and emerging industries and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.

In addition to selling our products through our own online platforms, www.Zenhydro.com and www.simpledeluxe.com, we sell products, including hydroponic gardening products, through third-party retailers and resellers. End users may purchase these products for use in new and emerging industries that may not achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries, which is uncertain, as well as the laws governing the growth, possession, and use of cannabis by adults for both adult and medical use.

Laws and regulations affecting the U.S. cannabis industry are continually changing, which could detrimentally affect our growth, revenues, results of operations and success generally. Local, state, and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require the end users of certain of our products or us to incur substantial costs associated with compliance or to alter our respective business plans. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operation and financial condition.

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

We sell our products through our websites, www.Zenhydro.com and www.simpledeluxe.com, as well as through online third-party retail platforms which do not exclusively sell to customers operating in the cannabis industry. Nonetheless, some of our customers may be using our products for purposes of cultivating cannabis. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the U.S. PATRIOT Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. On June 29, 2020, FinCEN issued additional guidance for financial institutions conducting due diligence and filing suspicious activity reports in connection with hemp-related business customers. While these guidelines clarify that financial institutions are not required to file suspicious activity reports solely based on a customer’s hemp-related business operations, which must be operating lawfully under applicable state law and regulations, these requirements can still present challenges for certain end users of our products to establish and maintain banking connections, and restrictions on cannabis-related banking activities remain. In September 2019, the United States House of Representatives passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, but the Senate has not taken up the SAFE Banking Act or other similar legislation.

Risks Related to Our Common Stock

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

On August 24, 2023, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between July 13, 2023 to August 23, 2023 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until February 20, 2024 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless such period is extended by Nasdaq. If the Company does not regain compliance with the Minimum Bid Price Requirement by February 20, 2024, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company cannot regain compliance with the Minimum Bid Price Requirement during the Compliance Period or any subsequently granted compliance period, Nasdaq will provide the Company with notice that our common stock will be subject to delisting. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel. While Nasdaq’s notice to the Company of noncompliance has no immediate effect on the listing of our common stock and our common stock will continue to be listed on The Nasdaq Capital Market under the symbol “IPW,” there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement.

Our founders, officers and directors control, and will continue to control, our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our founders, officers and directors collectively will beneficially own approximately 53.98% of our outstanding shares of common stock. As a result, such individuals will, for the foreseeable future, have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further discussion of the stockholding of our founders and principal stockholders.

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

Prior to our initial public offering in May 2021, we funded our operations primarily through borrowing funds, the sale of convertible notes and equity securities, and the sales of our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financing to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending June 30, 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. PROPERTIES

Our principal offices, which also serve as a fulfillment center, are located at 8798 9th Street, Rancho Cucamonga, California. There we lease approximately 99,347 square feet of space, which is used for the storage and distribution of hydroponic equipment, lighting and garden accessories, home products, pet products, other consumer products and other ancillary uses. The term of the Rancho Cucamonga lease is for 74 months. The lease commencement date is February 10, 2022, the rent commencement date is May 11, 2022 and the expiration date is May 31, 2028. The base rental fee is $114,249 to $140,079 per month through the expiration date, May 31, 2028.

In addition, we lease a fulfilment center at 2397 Bateman Avenue, Duarte, CA 91010, which consists of approximately 49,500 square feet of space, with a base rental fee of $56,000 to $59,410 per month. The term of this lease runs from May 1, 2022 through April 30, 2025.

We also entered into a lease agreement for 2399 Bateman Avenue, Duarte, CA 91010, which property is approximately 48,867 square feet and we lease at the rate of approximately $42,000 per month. This property previously served as both our principal offices as well as our primary fulfillment center. This lease expires on December 31, 2023 and we do not currently plan to renew it.

In addition to our primary fulfillment centers in Rancho Cucamonga and Duarte, we maintain a 22,700 square foot fulfillment center located at 14750 E. Nelson Avenue, Unit #I, Industry City, CA 91744, which we have leased at the rate of approximately $28,000 per month since September 2020. This lease expires on October 31, 2023 and we do not plan to renew it. On February 15, 2022, upon completion of the acquisition of Anivia, the Company assumed an operating lease of offices in the PRC. The office space in the PRC is located in Shenzhen and the term of this lease expires in July of 2026.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

Our former placement agent, Boustead Securities LLC ("Boustead”), has brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. The matter is presently scheduled to have a pre-hearing conference before a FINRA arbitration panel on September 26, 2023. The actual FINRA arbitration, however, has been postponed and, as a result, a date for the FINRA arbitration hearing has not yet been set. The Company and its special litigation counsel are in the process of preparing for the hearing. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition, or operating results. However, we have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our initial public offering against any liability or expense they may incur or be subject to arising out of the Boustead dispute. In addition, Chenlong Tan, our Chairman, President, and Chief Executive Officer and a beneficial owner of more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding for such reimbursement to come from sales of shares then owned by Mr. Tan.

Other than the above, we are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The Nasdaq Capital Market, or NASDAQ, under the symbol “IPW,” where we commenced trading on May 14, 2021. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market.

Holders

As of September 14, 2023, we had 21 holders of record of our common stock and 29,764,374 shares of common stock outstanding.

Dividends

We have never paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the board of directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition, and other factors that our board of directors may consider.

Equity Compensation Plans

2020 Amended Equity Incentive Plan

The total number of underlying shares of the Company’s common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s Amended and Restated 2020 Equity Inventive Plan (the “2020 Amended Equity Incentive Plan”) was 5,000,000 shares. Grants made under the 2020 Amended Equity Incentive Plan must be approved by the Company’s board of directors.

The following table provides information as of June 30, 2023 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,600,802	$1.12	1,399,198
Equity compensation plans not approved by security holders (1)	–	–	–
Total	3, 600,802	$1.12	1,399,198

Recent Sales of Unregistered Securities

Set forth below is information regarding all securities issued by us within the past three years. Also included is the consideration received by us for such securities, if any, and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On February 15, 2022, pursuant to the terms of a share transfer framework agreement (the “Transfer Agreement”) for acquisition of 100% of the ordinary shares of Anivia Limited (“Anivia”) and its subsidiaries and VIE, the Company issued 3,083,700 restricted shares (subject to a lock-up period of 180 days and insider trading rules) of the Company’s common stock to White Cherry Limited, a BVI company (“White Cherry”). The shares issued under the Transfer Agreement were issued in accordance with Regulation S of the Securities Act. Please see Note 4 of the Notes to Consolidated Financial Statements for further details concerning the transaction.

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in convertible notes with a 6% interest per annum (the “Convertible Note”) and warrants to purchase shares of Class A Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The warrants are exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO. The Convertible Notes automatically converted into the Company’s common stock upon completion of a qualified IPO (the “Mandatory Conversion”) or were repayable in cash at the option of the holders of the Convertible Notes with repayment to commence six months after January 27, 2021. At the time of our IPO, pursuant to their terms, the Convertible Notes converted at a price equal to the lesser of (a) a price representing a 30% discount to the public offering price per share of the Class A Common Stock in this Offering, or (b)  a price representing a 30% discount to the price per share equal to dividing $200 million by the total number of (x) outstanding shares of Class A Common Stock immediately prior to the IPO, (y) the number of Class A Common Stock issuable upon conversion of the 34,500 shares of Series A Preferred Stock, and (z) the number of Class A Common Stock issuable upon conversion of all outstanding Convertible Notes. Any interest accrued on the Convertible Note will be waived upon conversion. The Convertible Notes and warrants were sold pursuant to an exemption from registration under Rule 506(b) under Regulation D of the Securities Act.

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

Issuer Purchases of Equity Securities

None.

Use of Proceeds

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Overview

Driven by tech and data, iPower Inc. is an online supplier of consumer goods, including hydroponics equipment, general gardening supplies, and consumer home goods. Through the operations of our e-commerce platforms and channel partners, our 99,000 square foot fulfillment center in Rancho Cucamonga, California, and our combined 121,000 square foot fulfillment centers in Los Angeles, California, we believe we are one of the leading marketers, distributors and retailers in the consumer gardening and home goods categories, based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and sales.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and more, some of which have been designated as Amazon best seller product leaders and Amazon Choice products, among others.

Recent Acquisitions and Joint Ventures

On February 15, 2022, in exchange for total consideration with a fair value of $10.6 million, we acquired 100% of the ordinary shares of Anivia, a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the PRC and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through a series of contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (the “Operating Company”) and located in Shenzhen, China. The Operating Company is principally engaged in selling of a wide range of products and providing logistic services in the PRC.

On February 10, 2022, we entered into a joint venture agreement with Bro Angel, LLC, Ji Shin, and Bing Luo (the “GSM Joint Venture Agreement”). Pursuant to the terms of the GSM Joint Venture Agreement, the parties formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, contents and services to assist businesses, including the Company and other businesses, in the marketing of their products. Following entry into the GSM Joint Venture Agreement, GSM issued 10,000 certificated units of membership interest (the “GSM Equity Units”), of which the Company was issued 6,000 GSM Equity Units and Bro Angel was issued 4,000 GSM Equity Units. Messrs. Shin and Luo are the owners of 100% of the equity of Bro Angel.

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

Pursuant to the GSM Joint Venture Agreement, the Company and GSM also intend to enter into an occupancy management agreement pursuant to which the Company will grant to GSM the right to have access to and use of up to approximately 4,000 square feet of office space along with internet access at the Company’s facility located at 2399 Bateman Avenue, Irwindale, CA 91010. It was contemplated that only approximately 300-400 square feet will be initially used by GSM. However, since the space was never utilized by GSM, iPower resumed using the contemplated space during the fiscal year ended June 30, 2023.

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

Ongoing COVID-19 Outbreak and Related Disruptions

While the worst of the COVID-19 pandemic has seemingly passed, we are continuing to closely monitor its impact on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time any regional outbreaks, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, and stockholders, all of which are uncertain and cannot be predicted. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, stockholders, and communities.

Regulatory Environment

We sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including the growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and a total of 46 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the fiscal years ended June, 2023 and 2022

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Year Ended June 30, 2023	Year Ended June 30, 2022	Variance
Revenues	$88,902,048	$79,418,473	11.94%
Cost of goods sold	54,104,587	46,218,580	17.06%
Gross profit	34,797,461	33,199,893	4.81%
Operating expenses	48,281,004	30,887,856	56.31%
(Loss) Income from operations	(13,483,543)	2,312,037	(683.19%	)
Other (expenses)	(1,184,030)	(248,419)	376.63%
(Loss) Income before income taxes	(14,667,573)	2,063,618	(810.77%	)
Income tax (benefit) expenses	(2,690,500)	558,975	(581.33%	)
Net (loss) income	(11,977,073)	1,504,643	(896.01%	)
Non-controlling interest	(11,683)	(13,232)	(11.70%	)
Net (loss) income attributable to iPower Inc.	(11,965,390)	1,517,875	(888.30%	)
Other comprehensive (loss) income	(67,812)	5,678	(1294.27%	)
Comprehensive (loss) income attributable to iPower Inc.	$(12,033,202)	$1,523,553	(889.81%	)

Gross profit % of revenues	39.14%	41.80%
Operating (loss) income % of revenues	(15.17% )	2.91%
Net (loss) income attributable to iPower Inc. % of revenues	(13.46% )	1.91%

Revenues

Revenues for the year ended June 30, 2023 increased 11.94% to $88,902,048 as compared to $79,418,473 for the year ended June 30, 2022. While pricing remained stable, the increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. However, while the revenues for the current year ended June 30, 2023 improved over last year, we cannot be assured that this trend will continue.

Costs of Goods Sold

Costs of goods sold for the year ended June 30, 2023 increased 17.06% to $54,104,587 as compared to $46,218,580 for the year ended June 30, 2022. The increase was due to an increase in sales, as discussed above. In addition, we experienced an increase in costs of goods sold as a percentage of revenue as a result of the increased freight charges capitalized in the inventories sold during the year ended June 30, 2023. We have seen decreasing freight charges since September 2022; however, we can provide no assurance that this trend will continue.

Gross Profit

Gross profit was $34,797,461 for the year ended June 30, 2023 as compared to $33,199,893 for the year ended June 30, 2022. The gross profit ratio decreased to 39.14% for the year ended June 30, 2023 from 41.80% for the year ended June 30, 2022. The decrease in gross profit ratio was mainly driven by an increase in costs of goods sold during the year ended June 30, 2023, as discussed above.

Operating Expenses

Operating expenses for the year ended June 30, 2023 increased 56.31% to $48,281,004 as compared to $30,887,856 for the year ended June 30, 2022. The increase was mainly due to the combination of an increase in selling and fulfillment expenses of $13.2 million as a result of increased advertising, merchant fees, delivery fees, rental expenses, storage costs and fulfillment workforce, general and administrative expenses of $1.08 million, which included payroll expenses, stock-based compensation expense, insurance expenses, legal fees related to the Boustead case, and other operating expenses including expenses associated with being a publicly traded company, and $3.06 million of impairment loss on goodwill triggered by a decrease in the Company’s share price of its common stock and the net loss incurred during the quarter ended September 30, 2022.

(Loss) Income from Operations

(Loss) income from operations was ($13,483,543) for the year ended June 30, 2023 as compared to $2,312,037 for the year ended June 30, 2022. The decrease was due to the increase in operating expenses was greater than the increase in gross profit as discussed above.

Other (Expense)

Other (expenses) consist of interest expense, financing fees and other non-operating income (expenses). Other expenses for the year ended June 30, 2023 were $1,184,030 as compared to $248,419 for the year ended June 30, 2022. The increase in other expenses was mainly due to a combined result of decrease in other non-operating income of $404,115, and an increase in interest, including amortization of debt discount, on the revolving loan of $608,121 during the year ended June 30, 2023.

Net (Loss) Income Attributable to iPower Inc.

Net (loss) attributable to iPower Inc. for the year ended June 30, 2023 was ($11,965,390) as compared to net income of $1,517,875 for the year ended June 30, 2022, representing a decrease of $13,483,265. The decrease was primarily due to a decrease in gross profit and an increase in operating expenses as discussed above.

Comprehensive (loss) Income Attributable to iPower Inc.

Comprehensive (loss) attributable to iPower Inc. for the year ended June 30, 2023 was ($12,033,202) as compared to comprehensive income of $1,523,553 for the year ended June 30, 2022, representing a decrease of $13,556,755. The decrease was due to the reasons discussed above, along with other comprehensive loss of $(67,812) as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the fiscal year ended June 30, 2023 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank (“JPM”). We had cash and cash equivalents of $3,735,642 as of June 30, 2023, representing a $1,913,695 increase from $1,821,947 in cash as of June 30, 2022. The cash increase was primarily the result of the increase in net cash provided by operating activities, including decreased inventory and accounts receivable and increased accounts payable.

Based on our current operating plan, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months. However, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, such as rising inflation and potential recession, and our anticipated funding requirements could increase. See the “Risk Factors” section in this report.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Currently, we have approximately $18.0 million in unused credit under the revolving line with JPM. Given our current working capital position and available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of June 30, 2023 and 2022, our working capital was $17.9 million and $32.3 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Net cash provided by (used in) operating activities for the years ended June 30, 2023 and 2022 was $9,211,269 and ($16,603,005), respectively. The increase in cash provided by operating activities mainly resulted from decreased accounts receivable, inventories, prepayments and other current assets and increased accounts payable.

Investing Activities

For the years ended June 30, 2023 and 2022, net cash used in investing activities was $140,813 and $139,386, respectively. The increase in cash used in investing activities was because the Company made additional purchase of equipment during the year ended June 30, 2023.

Financing Activities

Net cash (used in) provided by financing activities was ($7,153,620) and $11,911,916, respectively, for the years ended June 30, 2023 and 2022. The main reason the Company experienced a decrease in net cash provided by financing activities was primarily due to our payment of $11.9 million for: (1) $1.5 million to pay off investment payable; (2) $1.8 million to pay down note payable; and (3) $8.6 million to pay down the outstanding balance of the asset-based revolving loan facility with JPM.

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

Inventory, net

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of inventory and cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered period costs and reflected in selling and fulfillment expenses. The Company regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving and obsolescence and records allowance for obsolescence.

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding is provided by the Company after February 15, 2022. During the term of the agreements, which run for a term of 10 years from February 2022 to February 2032, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a variable interest entity (“VIE”) of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other.

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K for the period ended June 30, 2022. Due to the decrease in the Company’s share price subsequent to the filing of the June 30, 2022 Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

Subsequent to the quarter ended September 30, 2022, during the period ended June 30, 2023, the Company performed a qualitative and quantitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of June 30, 2023 and 2022, the goodwill balance amounted to $3,034,110 and $6,094,144, respectively.

Intangible Assets, net

Finite life intangible assets at June 30, 2023 include a covenant not to compete, supplier relationship and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of June 30, 2023, there were no indicators of impairment.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023, the Company expected that the deferred tax assets are fully realizable so did not record any valuation allowance.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since its inception on April 11, 2018, and has subsequently analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction and the states of Nevada and California as its “major” tax jurisdictions. However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Recently issued accounting pronouncements

In September 2022, FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, except for the rollforward of the supplier finance program obligations, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. An entity should apply ASU No. 2022-04 retrospectively to all periods in which a balance sheet is presented, except for the obligation rollforward, which should be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

Recent Financings

Asset-based revolving loan

On November 12, 2021, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent, issuing bank and swingline lender, for an asset-based revolving loan (“ABL”) of up to $25 million with key terms listed as follows:

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

Below is a summary of the interest expense recorded for the years ended June 30, 2023 and 2022:

	2023	2022
Accrued interest	$670,924	$159,256
Credit utilization fees	43,931	23,287
Amortization of debt discount	265,218	176,812
Total	$980,073	$359,355

As of June 30, 2023 and 2022, the outstanding amount of the JPM revolving loan payable, net of debt discount and including interest, was $9,791,191 and $12,314,627, respectively.

On October 7, 2022, the Company entered into a second amendment to the credit agreement and consent (the “Second Amendment to the Credit Agreement”), originally dated November 12, 2021, as amended, with JPM, as administrative agent and lender. The Company entered into the Second Amendment to the Credit Agreement primarily for the purpose of changing the interest rate repayment calculations from LIBOR to the Secured Overnight Financing Rate, or SOFR, which adjustment had originally been anticipated under the terms of the original Credit Agreement. In addition, two of the negative covenants set forth in the original credit agreement were amended in order to (i) adjust the definition of “Covenant Testing Trigger Period” to increase the required cash availability from $3,000,000 to $4,000,000, or 10% of the aggregate revolving commitment for the preceding 30 days, and (ii) require that the Company will not and will not permit any of its subsidiaries, after reasonable due diligence and due inquiry, to knowingly sell their products, inventory or services directly to any commercial businesses that grow or cultivate cannabis; it being acknowledged, however, that the Company does not generally conduct due diligence on its individual retail customers.

On November 11, 2022, the Company and JPM entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPM accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPM agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of June 30, 2023, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000, and in February 2023, the Company paid the second installment of $875,000. For the year ended June 30, 2023, the Company recorded accrued interest of $157,500 and amortization of note premium of $50,418. As of June 30, 2023, including $236,250 of accrued interest and $31,602 of unamortized premium, the total outstanding balance of the Purchase Note was $2,017,852, which is presented on the consolidated balance sheet as a current portion of $2,017,852 and a non-current portion of $0. For the year ended June 30, 2022, the Company recorded accrued interest of $78,750 and amortization of note premium of $18,609. As of June 30, 2022, including $78,750 of accrued interest and $82,020 of unamortized premium, the total outstanding balance of the Purchase Note was $3,660,770, which was presented on the consolidated balance sheet as a current portion of $1,879,065 and a non-current portion of $1,781,705.

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act. Accordingly, certain specified reporting and other regulatory requirements for public companies are reduced for businesses that meet the qualifications for emerging growth companies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iPower, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iPower, Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations and other comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California

September 14, 2023

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2023 and 2022

	June 30,	June 30,
	2023	2022

ASSETS
Current assets
Cash and cash equivalent	$3,735,642	$1,821,947
Accounts receivable, net	14,071,543	17,432,287
Inventories, net	20,593,889	30,433,766
Other receivable - related party	–	51,762
Prepayments and other current assets, net	2,858,196	5,444,463
Total current assets	41,259,270	55,184,225

Non-current assets
Right of use - non-current	7,837,345	10,453,282
Property and equipment, net	536,418	544,633
Deferred tax assets	2,155,250	–
Non-current prepayments	531,456	925,624
Goodwill	3,034,110	6,094,144
Investment in joint venture	33,113	43,385
Intangible assets, net	4,280,071	4,929,442
Other non-current assets	427,254	406,732
Total non-current assets	18,835,017	23,397,242

Total assets	$60,094,287	$78,581,467

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,244,957	$9,533,408
Credit cards payable	366,781	807,687
Customer deposit	350,595	273,457
Other payables and accrued liabilities	4,831,067	5,915,220
Advance from shareholders	85,200	92,246
Investment payable	–	1,500,000
Lease liability - current	2,159,173	2,582,933
Long-term promissory note payable - current portion	2,017,852	1,879,065
Income taxes payable	276,683	299,563
Total current liabilities	23,332,308	22,883,579

Non-current liabilities
Long-term revolving loan payable, net	9,791,191	12,314,627
Long-term promissory note payable, net	–	1,781,705
Deferred tax liabilities	–	939,115
Lease liability - non-current	6,106,047	8,265,611

Total non-current liabilities	15,897,238	23,301,058

Total liabilities	39,229,546	46,184,637

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and 2022	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,710,939 and 29,572,382 shares issued and outstanding at June 30, 2023 and 2022	29,712	29,573
Additional paid in capital	29,624,520	29,111,863
(Accumulated deficits) Retained earnings	(8,702,442)	3,262,948
Non-controlling interest	(24,915)	(13,232)
Accumulated other comprehensive income (loss)	(62,134)	5,678
Total equity	20,864,741	32,396,830

Total liabilities and equity	$60,094,287	$78,581,467

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022

REVENUES	$88,902,048	$79,418,473

TOTAL REVENUES	88,902,048	79,418,473

COST OF REVENUES	54,104,587	46,218,580

GROSS PROFIT	34,797,461	33,199,893

OPERATING EXPENSES:
Selling and fulfillment	32,427,972	19,180,390
General and administrative	12,792,998	11,707,466
Impairment loss - goodwill	3,060,034	–
Total operating expenses	48,281,004	30,887,856

(LOSS) INCOME FROM OPERATIONS	(13,483,543)	2,312,037

OTHER INCOME (EXPENSE)
Interest expenses	(1,066,280)	(458,159)
Other financing expenses	–	(80,010)
Loss on equity method investment	(10,001)	(6,616)
Other non-operating income	(107,749)	296,366
Total other expenses, net	(1,184,030)	(248,419)

(LOSS) INCOME BEFORE INCOME TAXES	(14,667,573)	2,063,618

PROVISION FOR INCOME TAX (BENEFIT) EXPENSE	(2,690,500)	558,975
NET (LOSS) INCOME	(11,977,073)	1,504,643

Non-controlling interest	(11,683)	(13,232)

NET (LOSS) INCOME ATTRIBUTABLE TO iPOWER INC.	$(11,965,390)	$1,517,875

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(67,812)	5,678

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO iPOWER INC.	$(12,033,202)	$1,523,553

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,713,354	27,781,493

Diluted	29,713,354	27,781,493

(LOSSES) EARNINGS PER SHARE
Basic	$(0.403)	$0.055

Diluted	$(0.403)	$0.055

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended June 30, 2023 and 2022

	Common Stock *		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Capital	Deficit)	interest	income (loss)	Total
Balance, June 30, 2022	29,572,382	$29,573	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830
Net loss	–	–	–	(11,965,390)	(11,683)	–	(11,977,073)
Stock-based compensation	–	–	512,796	–	–	–	512,796
Restricted shares issued for vested RSUs	138,557	139	(139)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(67,812)	(67,812)
Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741

Balance, June 30, 2021	26,448,663	$26,449	$23,214,263	$1,745,073	$–	$–	$24,985,785
Net income	–	–	–	1,517,875	–	–	1,517,875
Non-controlling interest	–	–	–	–	(13,232)	–	(13,232)
Restricted shares issued for vested RSUs	40,019	40	(40)	–	–	–	–
Stock-based compensation	–	–	372,351	–	–	–	372,351
Shares issued for acquisition	3,083,700	3,084	5,525,289	–	–	–	5,528,373
Foreign currency translation adjustments	–	–	–	–	–	5,678	5,678
Balance, June 30, 2022	29,572,382	$29,573	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2023 and 2022

	For the Years Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,977,073)	$1,517,875
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	796,375	277,924
Inventory reserve	238,899	224,426
Credit loss reserve for accounts receivable and other receivables	249,128	70,000
Loss on equity method investment	10,001	6,616
Impairment loss - goodwill	3,060,034	–
Stock-based compensation expense	512,796	372,351
Non-cash operating lease expense	32,613	323,907
Amortization of debt premium / discount and non-cash financing costs	214,800	158,203
Change in operating assets and liabilities
Accounts receivable	3,333,936	(9,535,940)
Inventories	9,600,978	(17,592,451)
Deferred tax assets/liabilities	(3,094,365)	(449,998)
Prepayments and other current assets	2,380,563	637,865
Non-current prepayments	394,168	431,668
Other non-current assets	(20,522)	(254,380)
Accounts payable	4,121,315	5,592,444
Credit cards payable	(440,906)	223,376
Customer deposit	77,138	(23,950)
Other payables and accrued liabilities	(255,729)	1,906,317
Income taxes payable	(22,880)	(489,258)
Net cash provided by (used in) operating activities	9,211,269	(16,603,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(140,813)	(484,172)
Cash acquired on acquisition	–	394,786
Investment in joint venture	–	(50,000)
Net cash used in investing activities	(140,813)	(139,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	134,262	–
Payments to related parties	(82,500)	(51,762)
Proceeds from short-term loans	31,385	1,982,677
Payments of financing fees	–	(796,035)
Payment on investment payable	(1,500,000)	–
Payments on short-term loans	(2,159,767)	(1,767,061)
Proceeds from long-term loans	5,023,000	13,031,912
Payments on long-term loans	(8,600,000)	(487,815)
Net cash (used in ) provided by financing activities	(7,153,620)	11,911,916

EFFECT OF EXCHANGE RATE ON CASH	(3,141)	717

CHANGES IN CASH	1,913,695	(4,829,758)

CASH AND CASH EQUIVALENT, beginning of period	1,821,947	6,651,705

CASH AND CASH EQUIVALENT, end of period	$3,735,642	$1,821,947

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$55,000	$1,851,652
Cash paid for interest	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued for acquisition	$–	$5,528,373
Promissory note issued for acquisition	$–	$3,600,627
Investment payable for acquisition	$–	$1,500,000
Goodwill acquired in business acquisition	$–	$6,094,144
Identifiable intangible assets acquired in business acquisition	$–	$5,172,956
Net assets acquired in business acquisition	$–	$(638,101)
Right of use assets acquired under new operating leases	$–	$10,094,669

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc.

Notes to Consolidated Financial Statements

As of June 30, 2023 and 2022 and for the Years Ended June 30, 2023 and 2022

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of consumer home, garden and other products and accessories mainly in the North America.

Effective on March 1, 2020, as amended and restated pursuant to an agreement dated October 26, 2020, the Company entered into an agreement with E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the shareholders of the Company. Pursuant to the terms of the agreement, the Company agreed to provide technical support, management services and other services on an exclusive basis in relation to E Marketing’s business during the term of the agreement. The Company also agreed to fund E Marketing for operational cash flow needs and bear the risk of E Marketing’s losses from operations and E Marketing agreed that iPower has rights to E Marketing’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of E Marketing or its assets subject to iPower’s assumption of all of its liabilities. At that time, E Marketing was considered a variable interest entity (“VIE”). On May 18, 2021, the Company acquired 100% equity ownership of E Marketing. As a result, E Marketing has become the Company’s wholly owned subsidiary.

On September 4, 2020, the Company entered into an agreement with Global Product Marketing Inc. (“GPM”), an entity incorporated in the State of Nevada on September 4, 2020. GPM was then wholly owned by Chenlong Tan, the Chairman, CEO and President and one of the majority shareholders of the Company. Pursuant to the terms of the agreement, the Company was to provide technical support, management services and other services on an exclusive basis in relation to GPM’s business during the term of the Agreement. In addition, the Company agreed to fund GPM for operational cash flow needs and bear the risk of GPM’s losses from operations and GPM agreed that the Company has the right to GPM’s net profits, if any. Under the terms of the agreement, the Company may at any time, at its option, acquire for nominal consideration 100% of either the equity of GPM or its assets subject to assumption of all of its liabilities. At that time, GPM was considered a VIE. On May 18, 2021, the Company acquired 100% equity ownership of GPM. As a result, GPM has become the Company’s wholly owned subsidiary.

On January 13, 2022, the Company entered into a joint venture agreement and formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistics services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States, with such logistics services to include, without limitation, receiving, storing and transporting such products. The Company owns 40% of the equity interest in Box Harmony, retaining significant influence, but does not own a majority equity interest in or otherwise control Box Harmony. See details at Note 3 below.

On February 10, 2022, the Company entered into another joint venture agreement and formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, content and services to assist businesses, including the Company and other businesses, in marketing their products. The Company owns 60% of the equity interest in GSM and controls its operations. See details at Note 3 below.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of utilizing the emerging growth company reduced reporting requirements difficult.

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

The balance sheet amounts of the VIE, with the exception of equity, on June 30, 2023, were translated at 7.2535 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the year ended June 30, 2023 was 6.9536 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and bank deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000, which is currently the maximum amount insured by the FDIC for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

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

Business Combination

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including the VIE. The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. See Note 4 for details regarding the acquisition.

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding has been provided by the Company following the February 15, 2022 acquisition. During the term of the Agreements, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a VIE of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details regarding the acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other.

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K for the period ended June 30, 2022. Due to the decrease in the Company’s share price subsequent to the filing of the June 30, 2022 Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

Subsequent to the quarter ended September 30, 2022, during the period ended June 30, 2023, the Company performed a qualitative and quantitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of June 30, 2023 and 2022, the goodwill balance amounted to $3,034,110 and $6,094,144, respectively.

Intangible Assets, net

Finite life intangible assets at June 30, 2023 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including the intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of June 30, 2023, there were no indicators of impairment.

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

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million. On February 15, 2022, the Company evaluated the fair value of the Purchase Note to be $3.6 million using the following inputs:

Corporate bond yield	3.1%
Risk-free rate	1.6%
Liquidity premium	0.4%
Discount rate	3.5%

As of June 30, 2023, the outstanding principal balance of the Purchase Note was $2,017,852, including a premium of $31,602 and $236,250 of accrued interest.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis. We measure certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, we recognized an impairment charge of $3.1 million during the year ended June 30, 2023 as follows:

	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment Loss
Goodwill	$3,034,110	$–	$–	$3,034,110	$3,060,034
Total	$3,034,110	$–	$–	$3,034,110	$3,060,034

Goodwill, with a total carrying value of $6.1 million, was written down to its fair value of $3.0 million, resulting in an impairment charge of $3,060,034, which was recorded in earnings for the year ended June 30, 2023. The fair value of goodwill was determined based on the discounted cash flow method, which is an income approach, which required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that would be used by a market participant, projections of revenues and cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter, among others.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the years ended June 30, 2023 and 2022 were $5,331,152 and $2,718,082, respectively.

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related inbound freight and delivery fees.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred.

Inventory, net

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of inventory and cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling and fulfillment expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the years ended June 30, 2023 and 2022, sales through Amazon to Canada and other foreign countries were approximately 10% and 7.2% of the Company’s total sales. Sales of hydroponic products, including ventilation and grow light systems, was approximately 23% of the Company’s total sales and the remaining 77% consisted of general gardening, home goods, and other products and accessories. As of June 30, 2023, the Company had approximately $1.6 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023, the Company expected that the deferred tax assets are fully realizable so did not record any valuation allowance.

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

The Company believes that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, Income Taxes. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

Recently issued accounting pronouncements

In September 2022, FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, except for the rollforward of the supplier finance program obligations, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. An entity should apply ASU No. 2022-04 retrospectively to all periods in which a balance sheet is presented, except for the obligation rollforward, which should be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022; however, early adoption is permitted. The Company adopted ASU 2019-12 on July 1, 2022. The adoption of this standard did not have material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted ASU 2017-04. See the disclosures above on Goodwill for further details.

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

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. As of the date of this report, the Company had not exercised the option to purchase additional voting units from Xiao and TPA. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company, that a noncontrolling right that would not be substantive to overcome the majority voting interests held by TPA and Xiao. In January 2023, TPA and Xiao transferred their 60% equity units to a third party without consideration as the LLC was still in development stage and did not have significant operations. The transfer of equity did not have any impact on the LLC’s financial statements.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the years ended June 30, 2023 and 2022, the impact of GSM’s activities were immaterial to the Company’s consolidated financial statements.

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

In October 2022, the $1.5 million cash portion of the consideration, which was presented as investment payable, was fully paid off.

The results of operations of Anivia since February 16, 2022 have been included in the Company's consolidated financial statements.

Pro Forma Financial Information

The following pro forma information presents a summary of the Company’s combined operating results for the year ended June 30, 2022 for comparative purposes, as if the acquisition had occurred on July 1, 2021. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

For the Year Ended June 30, 2022
(Unaudited)
Total Revenues	$79,418,473
Income from Operations	$3,133,112
Basic and diluted income per share	$0.08

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

As of June 30, 2023 and 2022, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the years indicated:

	June 30, 2023	June 30, 2022
Cash in bank	$341,774	$271,164
Prepayments and other receivables	$664,886	$1,374,698
Rent deposit	$81,624	$50,036
Office equipment, net	$33,774	$57,730
Right of use – noncurrent	$6,104	$153,064
Deferred tax assets	$64,510	$–
Advance from shareholders	$85,200	$92,246
Accounts payable	$6,278	$121,073
Lease liability	$4,758	$154,418
Income tax payable	$276,683	$299,563
Other payables and accrued liabilities	$344,735	$188,066

The operating results of the VIE were as follows for the year ended June 30, 2023:

June 30, 2023
Revenue	$–
Net loss after elimination of intercompany transactions	$2,056,556

The operating results of the VIE were as follows for the period from February 15, 2022 to June 30, 2022:

June 30, 2022
Revenue	$–
Net loss after elimination of intercompany transactions	$1,272,705

For the year ended June 30, 2023, the VIE contributed approximately $7.0 million of revenue and $1.4 million of net loss before elimination. For the period from February 16, 2022 to June 30, 2022, the VIE contributed approximately $4.8 million of revenue and $0.9 million of net income before elimination.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	June 30, 2023	June 30, 2022
Accounts receivable	$14,141,543	$17,502,287
Less: allowance for credit losses	(70,000)	(70,000)
Total accounts receivable	$14,071,543	$17,432,287

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2021	$–
Allowance recorded during the year ended June 30, 2022	70,000
Balance at June 30, 2022	70,000
Allowance recorded during the year ended June 30, 2023	–
Balance at June 30, 2023	$70,000

Note 7 – Inventories, net

As of June 30, 2023 and 2022, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $20,593,889 and $30,433,766, respectively.

For the years ended June 30, 2023 and 2022, the Company recorded inventory reserve expense of $238,899 and $224,426, respectively. As of June 30, 2023 and 2022, allowance for obsolescence was $558,899 and $320,000, respectively.

Note 8 – Prepayments and other current assets, net

As of June 30, 2023 and 2022, prepayments and other current assets consisted of the following:

	June 30, 2023	June 30, 2022
Advance to suppliers	$1,668,173	$3,938,881
Prepaid income taxes	45,718	375,087
Prepaid expenses and other receivables	1,393,433	1,130,495
Less: Allowance for credit losses	(249,128)	–

Total	$2,858,196	$5,444,463

Other receivables consisted of delivery fees of $165,962 and $56,884 and receivables from one and two unrelated parties for their use of the Company’s courier accounts at June 30, 2023 and 2022.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2021	$–
Allowance recorded during the year ended June 30, 2022	–
Balance at June 30, 2022	–
Allowance recorded during the year ended June 30, 2023	249,128
Balance at June 30, 2023	$249,128

Note 9 – Non-current prepayments

Non-current prepayments included $484,581 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $46,875 down payment on a four-year car lease. As of June 30, 2023 and 2022, total non-current prepayments were $531,456 and $925,624, respectively. For the years ended June 30, 2023 and 2022, the Company recorded amortization expenses of $394,168 and $431,668, respectively.

Note 10 – Intangible assets, net

As of June 30, 2023 and 2022, intangible assets, net, consisted of the following:

	June 30, 2023	June 30, 2022
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(892,886)	(243,515)
Total	$4,280,071	$4,929,442

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at June 30, 2023 was approximately 7.2 years. The amortization expense for the years ended June 30, 2023 and 2022 was $649,371 and $243,515, respectively. At June 30, 2023, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2024	$649,371
2025	649,371
2026	649,371
2027	609,277
2028	468,750
Thereafter	1,253,931
$4,280,071

Note 11 – Other payables and accrued liabilities

As of June 30, 2023 and 2022, other payables and accrued liabilities consisted of the following:

	June 30, 2023	June 30, 2022
Accrued payables for inventory in transit	$2,948,551	$4,217,941
Accrued Amazon fees	915,319	640,467
Sales taxes payable	448,433	307,152
Payroll liabilities	222,962	239,248
Other accrued liabilities and payables	295,802	510,412

Total	$4,831,067	$5,915,220

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. During the years ended June 30, 2023 and 2022, the Company purchased a total of $31,385 and $378,385, respectively, in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price. As of June 30, 2023 and 2022, the outstanding balance included in other payables to this supplier was $0 and $378,385, which was presented as financing cash flows from short term loans on the statement of cash flows.

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

As of June 30, 2023 and 2022, the outstanding balance due under the RPA was $0 and $0, respectively.

Long-term loan

SBA loan payable

On April 18, 2020, the Company entered into an agreement with the U.S. Small Business Administration (“SBA”) for a loan of $500,000 under Section 7(b) of the Small Business Act pursuant to which we issued a promissory note (the “SBA Note”) to the SBA. The SBA Note bears interest at the rate of 3.75% per annum and matures 30 years from the date of the SBA Note. Monthly installment payments, including principal and interest, will begin twelve months from the date of the SBA Note. During the quarter ended June 30, 2022, the Company paid off the SBA Note, including accrued interest expense of $39,237. As of June 30, 2023 and 2022, the outstanding balance of the SBA Note was $0 and $0, respectively.

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and to be amortized over three years as interest expenses, the term of the ABL.

Below is a summary of the interest expense recorded for the years ended June 30, 2023 and 2022:

	2023	2022
Accrued interest	$670,924	$159,256
Credit utilization fees	43,931	23,287
Amortization of debt discount	265,218	176,812
Total	$980,075	$359,355

As of June 30, 2023, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable was $9,791,191 and $12,314,627, respectively.

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

On November 11, 2022, the Company and JPMorgan entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPMorgan accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPMorgan agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of June 30, 2023, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. For the year ended June 30, 2023, the Company recorded accrued interest of $157,500 and amortization of note premium of $50,418. As of June 30, 2023, including $236,250 of accrued interest and $31,602 of unamortized premium, the total outstanding balance of the Purchase Note was $2,017,852, which is presented on the consolidated balance sheet as a current portion of $2,017,852 and a non-current portion of $0. For the year ended June 30, 2022, the Company recorded accrued interest of $78,750 and amortization of note premium of $18,609. As of June 30, 2022, including $78,750 of accrued interest and $82,020 of unamortized premium, the total outstanding balance of the Purchase Note was $3,660,770, which was presented on the consolidated balance sheet as a current portion of $1,879,065 and a non-current portion of $1,781,705.

Note 13 - Related party transactions

Starting from March 2022 to January 2023, the Company subleased 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed in Note 1 and Note 2 above. For the year ended June 30, 2023 and 2022, the Company received and recorded sublease fee of $359,373 and $330,000 as other non-operating income, respectively. As of June 30, 2023 and 2022, other receivables due from Box Harmony was $0 and 51,762, respectively.

On February 15, 2022, the Company assumed $92,246 of advance from shareholders of DHS through acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of June 30, 2023 and 2022, the balance of advance from shareholders was $85,200 and $92,246, respectively.

Note 14 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries were subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2022. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the GILTI Tax. DHS is subject to 25% tax rate in PRC. The Company made an election to apply the GILTI high-tax exclusion for DHS under the Final Regulations (T.D. 9902). As the result of the election, no GILTI tax was recorded as of June 30, 2023 and 2022. In addition, as a result of the acquisition, the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

The income tax provision for the years ended June 30, 2023 and 2022 consisted of the following:

	June 30, 2023	June 30, 2022
Current:
Federal	$395,053	$472,936
State	11,596	222,441
Foreign	–	313,596
Total current income tax provision	406,649	1,008,973
Deferred:
Federal	(2,462,699)	(342,768)
State	(571,730)	(107,230)
Foreign	(62,720)	–
Total deferred taxes	(3,097,149)	(449,998)

Total provision for income taxes	$(2,690,500)	$558,975

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	June 30, 2023		June 30, 2022
Statutory tax rate
Federal	21.00%		21.00%
State (net of federal benefit)	5.82%		6.01%
Foreign tax rate difference	0.44%		(1.12%	)
Impairment loss on goodwill – permanent difference	(5.63%	)	–
Net effect of state income tax deduction and other permanent differences	(3.29%	)	1.20%
Effective tax rate	18.34%		27.09%

As of June 30, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $45,718 and $276,683, respectively. As of June 30, 2022, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $375,087 and $299,563, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	June 30,
	2023	2022
Deferred tax assets
263A calculation	$239,142	$123,884
Inventory reserve	149,907	71,026
State taxes	2,435	45,234
Accrued expenses	273,589	69,172
ROU assets / liabilities	115,125	83,738
Net Operation loss	2,173,221	–
Disallowed interest expense	163,381	–
Stock-based compensation	207,726	70,266
Others	85,596	7,539
Total deferred tax assets	3,410,122	470,859

Deferred tax liabilities
Depreciation	(105,323)	(86,254)
Intangible assets acquired	(1,149,549)	(1,323,720)
Total deferred tax liabilities	(1,254,872)	(1,409,974)

Net deferred tax assets (liabilities)	$2,155,250	$(939,115)

Note 15 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years presented:

	For the year ended June 30,
	2023	2022
Numerator:
Net income (loss) attributable to iPower Inc.	$(11,965,390)	$1,517,875
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$29,713,354	$27,781,493
Earnings per share of ordinary shares - basic and diluted	$(0.403)	$0.055

*Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants and RSUs as the Company had a net loss for the year ended June 30, 2023.

*The computation of diluted EPS did not include the shares underlying the exercise of warrants, which would have been calculated using treasury method for the year ended June 30, 2022, as the exercise price was greater than the market price of the shares.

*The computation of diluted EPS did not include the shares underlying the exercise of options granted as none of the options were vested as June 30, 2023 and 2022.

* For the year ended June 30, 2023, 53,435 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (losses) per share when the shares are fully vested.

* For the year ended June 30, 2022, 133,066 vested shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share when the shares are fully vested.

Note 16 – Equity

Common Stock

As of June 30, 2023, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

The holders of Common Stock shall be entitled to one vote per share in voting to the election of directors and all other corporate purposes. Subject to the express terms of any outstanding series of Preferred Stock, dividends may be paid in cash or otherwise with respect to the holders of Common Stock out of the assets of the Company legally available therefor, upon the terms, and subject to the limitations, as the Board of Directors of the Company (the “Board of Directors”) may determine. In the event of a liquidation or dissolution of the Company, subject to the express terms of any outstanding series of Preferred Stock, the holders of Common Stock shall be entitled to share in the distribution of any remaining assets available for distribution to the holders of Common Stock ratably in proportion to the total number of shares of Common Stock then issued and outstanding.

During the year ended June 30, 2022, the Company issued 40,019 shares of restricted common stock for RSUs vested in the quarter ended September 30, 2021.

During the year ended June 30, 2023, the Company issued 138,557 shares of restricted common stock for RSUs vested.

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

As of June 30, 2023 and 2022, there were 29,710,939 and 29,572,382 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of June 30, 2023 and 2022, respectively, there were no shares of Preferred Stock issued and outstanding.

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

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. During the year ended June 30, 2023, the Company granted additional 131,130 shares of RSUs. For the year ended June 30, 2023 and 2022, the Company recorded $71,268 and $314,287 of stock-based compensation expense. There was forfeiture of 0 and 4,000 RSUs occurred during the year ended June 30, 2023 and 2022. As of June 30, 2023 and 2022, the unvested number of RSUs was 38,793 and 6,608 and the unamortized expense was $22,500 and $15,000, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2021	24,409
RSUs granted	97,128	$227,237
RSUs forfeited	(4,000)
RSUs vested	(110,929)
RSUs granted, but not vested, at June 30, 2022	6,608
RSUs granted	131,130	$78,768
RSUs forfeited	–
RSUs vested	(98,945)
RSUs granted, but not vested, at June 30, 2023	38,793

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of June 30, 2023, of the 232,011 vested RSUs, 178,576 shares of Common Stock were issued, and 53,435 shares were to be issued in the next fiscal year.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and grants of stock option (the “Option Grants”) in the amount of 60,000(i) 3,000,000 shares to Chenlong Tan, CEO and (ii) 330,000 shares to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12, a contractual term of 10 years and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment of the recipients through each vesting date. Each of the six vesting tranches of the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The achievement status of the operational milestones as of June 30, 2023 was as follows:

Revenue in Fiscal Year		Operating Income in Fiscal Year
Milestone (in Millions)	Achievement Status	Milestone (in Millions)	Achievement Status

$90	Probable	$6	Probable
$100	Probable	$8	Probable
$125	Probable	$10	Probable
$150	Probable	$12	Probable
$200	Probable	$16	–
$250	–	$20	–

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

The total fair value of the Option Grants was $3.2 million of which, at June 30, 2023 and 2022, $2.3 million is deemed probable of vesting. As of June 30, 2023 and 2022, none of the options had vested. For the year ended June 30, 2023 and 2022, the Company recorded $441,528 and $58,064 of stock-based compensation expense related to the Option Grants. Unrecognized compensation cost related to tranches probable of vesting is approximately $1.8 million and will be recognized over 2 years to 9 years, depending on the tranche.

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through June 30, 2023, none of the private placement investors exercised any of their warrants. As such, as of June 30, 2023 and 2022, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2023 and 2022, $3,735,642 and $1,821,947, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $2.7 million and $0.5 million, respectively, in excess of the FDIC insurance limit, as of June 30, 2023 and 2022.

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

Customer and vendor concentration risk

For the years ended June 30, 2023 and 2022, Amazon Vendor and Amazon Seller customers accounted for 91% and 88% of the Company's total revenues, respectively. As of June 30, 2023 and 2022, accounts receivable from Amazon Vendor and Amazon Seller accounted for 95% and 94% of the Company’s total accounts receivable.

For the years ended June 30, 2023 and 2022, one supplier accounted for 27% and 18% of the Company's total purchases, respectively. As of June 30, 2023, accounts payable to one supplier accounted for 49% of the Company’s total accounts payable. As of June 30, 2022, accounts payable to two suppliers accounted for 34% and 10% of the Company’s total accounts payable.

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

Total commitment for the full term of these leases is $12,440,869. The financial statements reflected $7,837,345 and $10,453,282, respectively, of operating lease right-of-use assets, and $8,265,220 and $10,848,544, respectively, of operating lease liabilities as of June 30, 2023 and 2022.

Years Ended June 30, 2023 and 2022:

Lease cost	6/30/2023	6/30/2022
Operating lease cost (included in G&A in the Company's statement of operations)	$3,107,513	$1,568,907

Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,074,909	$1,247,305
Remaining term in years	0.08 – 4.92	0.08 – 5.92
Average discount rate - operating leases	5 - 8%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	6/30/2023	6/30/2022
Right of use asset - non-current	$7,837,345	$10,453,282

Lease Liability – current	2,159,173	2,582,933
Lease Liability - non-current	6,106,047	8,265,611
Total operating lease liabilities	$8,265,220	$10,848,544

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2024	$2,510,571
2025	2,080,332
2026	1,533,918
2027	1,586,572
2028	1,459,407
Less: Imputed interest/present value discount	(905,580)
Present value of lease liabilities	$8,265,220

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). The matter is presently scheduled to have a pre-hearing conference before a FINRA arbitration panel on September 26, 2023. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. The Company cannot reasonably estimate the amount of potential exposure as of the date of this report.

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

In February 2022, the Russian Federation began conducting military operations against Ukraine, resulting in global economic uncertainty and increased cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruption which could cause us to seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the year ended June 30, 2023 and 2022.

On April 13, 2020, the Company entered into an agreement with Royal Business Bank (the “Lender”) for a total amount of $175,500, pursuant to a promissory note issued by the Company to the Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On March 22, 2021, the $175,500 PPP Note due to Royal Business Bank was fully forgiven by the SBA.

The Company is required to retain PPP loan documentation through 2026 and permit authorized representatives of the SBA to access such files upon request. Should the SBA conduct such a review and reject all or some of the Company’s judgments pertaining to satisfying PPP loan eligibility or forgiveness conditions, the Company may be required to adjust previously reported amounts and disclosures in the consolidated financial statements.

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Other than as set forth below, no material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

On August 24, 2023, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between July 13, 2023 to August 23, 2023 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless such period is extended by Nasdaq. Following receipt of Nasdaq’s deficiency notification, the Company has 180 days, or until February 20, 2024, to regain compliance with the Bid Price Requirement and may seek an additional 180-day extension thereafter. During that time, the Company will evaluate what actions it needs to take should the Company determine that it is unlikely that it will regain compliance within the requisite time period. While the Company needs to remain mindful of the timing in which it needs to regain compliance, the deficiency notification has no immediate effect on the Company’s Nasdaq listing and the Company’s common stock will continue to trade on Nasdaq under the ticker symbol “IPW.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our report on internal control over financial reporting below.

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

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of June 30, 2023, our internal control over financial reporting was not effective because, among other things, (i) we lack effective communication and reconciliation procedures in our controlled subsidiaries, and (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

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

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Annual Report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Executive Officers and Directors

All of our directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our board of directors and serve at the discretion of the board of directors, subject to applicable employment agreements. The following table sets forth information relating to our executive officers and members of our board of directors.

Name	Age	Position
Chenlong Tan	41	Chairman, Chief Executive Officer, President, and Director
Kevin Vassily	56	Chief Financial Officer and Director
Bennet Tchaikovsky	54	Independent Director
Hanxi Li	36	Independent Director
Kevin Liles	54	Independent Director

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

Kevin Vassily. Mr. Vassily was appointed as our Chief Financial Officer in January 2021. Mr. Vassily was also appointed as a member of our board of directors in March 2021. Mr. Vassily also serves as a director at Aimfinity Investment Corp. commencing March 15, 2023. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, a financial analytics company focused on the Asset Management industry. From October 2018 through its acquisition in 2020, Mr. Vassily served as an advisor at Go Capture, where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc., a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai- based merchant bank/PE firm focused on the “green” economy. And from 2015 through 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets, and helped to co-manage the Technology Research vertical. From 2010 to 2014, he served as the director of research at Pacific Epoch (a wholly-owned subsidiary of Pacific Crest Securities), where he was responsible for a complete overhaul of product and a complete business model restart post-acquisition, re focusing the firm around a “data-first” research offering. From 2007 to 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities, responsible for establishing the firm’s presence and relevance covering Asia Technology. From 2003 to 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, responsible for research in semiconductor and related technologies. From 2001 to 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners, responsible for publishing research and maintaining financial models on each of the companies under coverage. Mr. Vassily began his career on Wall Street in 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Bennet Tchaikovsky. Mr. Tchaikovsky serves as a member of our board of directors, a position he has held since May 2021, following completion of our initial public offering, and serves as chair of the audit committee. Since August 2014, Mr. Tchaikovsky has been a full-time professor at Irvine Valley College. Since January 2022, Mr. Tchaikovsky has been a part-time accounting instructor at California State University, Fullerton. From January 2020 through December 2021, Mr. Tchaikovsky served as a member of the board of directors for Oriental Culture Holding Group, Ltd. (NASDAQ: OCG). From February 2021 through July 2022, Mr. Tchaikovsky served as a member of the board of directors for Industrial Human Capital, Inc. (NYSE: AXH). From September 2020 through December 2021, Mr. Tchaikovsky served as a part-time accounting instructor at Long Beach City College. From August 2018 to May 2019, Mr. Tchaikovsky was a part-time instructor at Chapman University. From November 2013 to August 2019, Mr. Tchaikovsky served as a board member and chairman of the audit committee of Ener-Core, Inc. (OTCMKTS: ENCR). From August 2013 to May 2014, Mr. Tchaikovsky was a part-time faculty member of Irvine Valley College and a part-time faculty member of Pasadena City College. Mr. Tchaikovsky has served as a director on the board of directors of China Jo-Jo Drugstores, Inc. (NASDAQ: CJJD) from August 2011 to January 2013 and as its chief financial officer from September 2009 to July 2011. From April 2010 to August 2013, Mr. Tchaikovsky has served as chief financial officer of VLOV, Inc. From May 2008 to April 2010, Mr. Tchaikovsky has served as chief financial officer of Skystar Bio-Pharmaceutical Company. From March 2008 to November 2009, Mr. Tchaikovsky served as a director on the board of directors of Ever-Glory International Group (NASDAQ: EVK), where he served as chairman of the audit committee and was a member of the compensation committee. From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc. Mr. Tchaikovsky received his Juris Doctorate degree from Southwestern Law School in December 1996 and his Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara in August 1991. Mr. Tchaikovsky is an actively licensed Certified Public Accountant in California and is an actively licensed member of the California State Bar. We believe that Mr. Tchaikovsky’s extensive experience in accounting and business will benefit the Company’s business and operations and make him a valuable member of the board of directors and its committees.

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

Compensation Committee. Our Compensation Committee consists of three independent directors. The members of the Compensation Committee are Ms. Li, Mr. Tchaikovsky and Mr. Liles. Ms. Li serves as the chair of the Compensation Committee. The committee has primary responsibility for:

•	reviewing and recommending all elements and amounts of compensation for each executive officer, including any performance goals applicable to those executive officers;
•	reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;
•	once required by applicable law, causing to be prepared a committee report for inclusion in applicable SEC filings;
•	approving any employment agreements, severance agreements or change of control agreements that are entered into with the Chief Executive Officer and certain executive officers; and
•	reviewing and recommending the level and form of non-employee director compensation and benefits.

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Mr. Liles, Ms. Li and Mr. Tchaikovsky. Mr. Liles serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

•	recommending persons for election as directors by the stockholders;
•	recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly created directorships;
•	reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the board of directors;
•	reviewing any stockholder proposals and nominations for directors;
•	advising the board of directors on the appropriate structure and operations of the board of directors and its committees;
•	reviewing and recommending standing board committee assignments;
•	developing and recommending to the board of directors the Corporate Governance Guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;
•	making recommendations to the board of directors as to determinations of director independence; and
•	making recommendations to the board of directors regarding corporate governance based upon developments, trends, and best practices.

The Nominating and Governance Committee will consider stockholder recommendations for candidates for the board of directors.

Code of Business Conduct and Ethics

The Company maintains a formal Code of Business Conduct and Ethics (the “Code”) that is applicable to every officer, director, employee and consultant (the “Employees”) of the Company and its affiliates. The Code reaffirms the high standards of business conduct required of all of the Company’s Employees.

Insider Trading Policy

The Company maintains an insider trading policy to help the Company’s Employees comply with federal and state securities laws, prevent insider trading and govern the terms and conditions at which the Employees can trade in the Company’s securities.

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

Indemnification Agreements

To date, we have no specific indemnification agreements with our directors or executive officers. However, our officers and directors are entitled to indemnification through our bylaws and to the extent allowed pursuant to the NRS, federal securities law and our directors and officers liability insurance.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended June 30, 2023, except for the following:

Name	Late Reports	Transactions Covered	Number of Shares
Hanxin Li	Form 4	COMMON STOCK	51,724
Kevin Liles	Form 4	COMMON STOCK	24,800
Bennet Tchaikovsky	Form 4	COMMON STOCK	24,800

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of June 30, 2023 for services rendered in all capacities to us for the fiscal years ended June 30, 2023 and 2022.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)		Total ($USD)
Chenlong Tan	2023	264,000	–	–	62,647	(1)	326,647
Chairman, Chief Executive Officer, President	2022	264,000	94,250	–	62,647	(1)	420,897

Kevin Vassily	2023	240,000	–	–	–		240,000
Chief Financial Officer	2022	240,000	120,000	60,000	–		420,000

_________________________

(1) Consists of the costs of leasing a car.

Employment Agreement with Chenlong Tan

On July 1, 2020, we entered into an employment agreement with our Chief Executive Officer, Chenlong Tan. Under Mr. Tan’s employment agreement, Mr. Tan receives base compensation of $20,000 per month, is entitled to performance cash bonus compensation based on achievement of certain pre-determined goals, and from time to time may be granted restricted common shares and/or options to purchase shares of the Company’s common stock, subject to the board of directors or Compensation Committee approval. In addition, during the term of Mr. Tan’s employment agreement, we are also leasing a motor vehicle for Mr. Tan’s daily use. Mr. Tan is not entitled to any severance rights under his employment agreement. Mr. Tan’s employment agreement has a term of five years, is thereafter renewable on an annual basis, and may be terminated upon 30 days’ notice upon the mutual agreement of Mr. Tan and the Company.

Employment Agreement with Kevin Vassily

On January 29, 2021, we entered into an employment agreement with our Chief Financial Officer, Kevin Vassily. Under Mr. Vassily’s employment agreement, Mr. Vassily receives base compensation of $240,000, is entitled to an annual guaranteed bonus of $60,000 upon achievement of certain milestones and up to an additional $60,000 annually in the sole discretion of the Company’s board of directors. Mr. Vassily is also entitled to 12,000 restricted stock units upon completion of our IPO. Thereafter, stock grants will be adjusted based on the awards from each prior year. Mr. Vassily is not entitled to any severance rights under his employment agreement and may be terminated upon 30 days’ written notice by either party.

Outstanding Equity Awards

Outstanding Equity Awards at June 30, 2023

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2023.

		Options				Restricted Stock Unit Awards
Name	Grant Date	Number of securities Underlying Options (#) Vested	Number of Securities Underlying Options (#) Unvested	Option Exercise Price ($)	Option Expiration date	Number of Securities Underlying RSUs (#) Vested	Number of Securities Underlying RSUs(#) Unvested
Chenlong Tan	5/13/2022	0	3,000,000	$1.12	5/12/2032	–	–
Kevin Vassily (1)	5/11/2021	–	–	–	–	12,000	–
	5/13/2022	0	330,000	$1.12	5/12/2032	–	–

(1) Total number of RSUs granted was 12,000, all of which had vested as of June 30, 2023.

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board of directors. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended June 30, 2023.

Name	Fees Earned or Paid in Cash ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Bennet Tchaikovsky	$30,000	$30,000	$–	$60,000
Kevin Liles	$25,000	$30,000	$–	$55,000
Hanxi Li*	$25,000	$30,000	$–	$55,000

Our independent directors each receive (i) $25,000 annual cash compensation, payable in equal quarterly installments, and (ii) $30,000 in restricted stock units (“RSUs”), which were issued pursuant to our 2020 Amended Equity Incentive Plan. Aside from 51,724 shares of RSUs which were issued to one of our directors, Ms. Hanxi Li on April 19, 2023, all other directors’ stock compensation has fully vested. In addition, the chairman of our audit committee is entitled to receive an additional $5,000 annual retainer for his additional responsibilities, which retainer will be payable in equal quarterly installments. Directors will also be reimbursed for reasonable expenses incurred in connection with the performance of their duties. No compensation has been awarded to any directors who were not executive officers for the fiscal years ended June 30, 2023 and 2022.

Equity Incentive Plan

On October 15, 2020, the Company’s board of directors adopted, and its stockholders approved and ratified, the iPower Inc. 2020 Equity Incentive Plan. Further on May 5, 2021, the Company’s board of directors adopted, and its stockholders approved and ratified, the 2020 Amended Equity Incentive Plan. The 2020 Amended Equity Incentive Plan allows for the issuance of up to 5,000,000 shares of common stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the 2020 Amended Equity Incentive Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. The board of directors believes that granting equity-based compensation serves to promote continuity of management and provide for a shared interest in the welfare, growth and development of the Company. The Company believes that the 2020 Amended Equity Incentive Plan will serve to advance the Company’s interests by enhancing its ability to (i) attract and retain employees, consultants, directors and advisors who are able to contribute to the Company’s ongoing success and development, (ii) reward those employees, consultants, directors and advisors for their contributions to the Company, and (iii) encourage employees, consultants, directors and advisors to participate in the Company’s long-term growth and success.

In addition to the RSU grants referenced above, on May 13, 2022, the Company granted stock options (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, our Chief Executive Officer and (ii) 330,000 shares to Kevin Vassily, our Chief Financial Officer. The Option Grants have an exercise price of $1.12 per share (the closing price on the grant date) and have a term of 10 years, will vest in stages upon the Company’s achievement of certain pre-determined market capitalization and revenue or operating income targets set forth in the grant agreements. During the fiscal year ended June 30, 2023, the Company granted an additional 131,130 RSUs to out directors and employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of September 14, 2023 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executives as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 29,764,374 shares of common stock outstanding as of September 14, 2023.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within sixty (60) days of, the date of this Annual Report. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o iPower Inc., 2397 Bateman Avenue, Duarte, CA 91010.

Name of Beneficial Owner	No. of Shares Common Stock Beneficially Owned	Total Percentage of Common Stock Owned
Chenlong Tan (1)	8,043,334	27.02%
Kevin Vassily (2)	22,000	*%
Bennet Tchaikovsky (3)	55,600	*%
Kevin Liles (4)	55,600	*%
Hanxi Li (5)	64,941	*%
All Officers and Directors (5 Persons)	8,241,475	27.67%

Beneficial Owners of more than 5%
Allan Huang (6)	8,023,334	26.96%
White Cherry Limited (7)	2,629,515	8.83%

__________________________

*	Less than 0.1%
(1)	Chenlong Tan is our co-Founder, Chairman, Chief Executive Officer and President. Mr. Tan’s holding consists of (i) 4,043,334 shares directly held by Mr. Tan and (ii) 4,000,000 shares held by a trust for the benefit of Mr. Tan and certain of his family members. The aforementioned holdings do not include options to purchase 3,000,000 shares of common stock which remain subject to certain vesting conditions.
(2)	Kevin Vassily is our Chief Financial Officer. The aforementioned holdings do not include options to purchase 330,000 shares of common stock which remain subject to certain vesting conditions.
(3)	Mr. Tchaikovsky is a member of our board of directors. His holdings consist of (i) 30,800 shares of common stock and (ii) 24,800 restricted stock units (“RSUs”) which remain subject to vesting.
(4)	Mr. Liles is a member of our board of directors. His holdings consist of (i) 30,800 shares of common stock and (ii) 24,800 RSUs which remain subject to vesting.
(5)	Ms. Li is a member of our board of directors. Her reported holdings consist of (i) 26,147 shares of common stock and (ii) 38,794 RSUs which remain subject to vesting.
(6)	Allan Huang is our co-Founder and a consultant and was previously our Chief Executive Officer, President and a director.
(7)	White Cherry Limited was the former owner of our subsidiary in Hongkong.

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

Starting March 1, 2022, the Company subleases 50,000 square feet of its warehouse space to Box Harmony, LLC (“Box Harmony”), which is a 40% owned joint venture of the Company as disclosed in Note 1 and Note 2 to our audited consolidated financial statements. For the year ended June 30, 2023 and 2022, the Company received and recorded sublease fee of $359,373 and $330,000 as other non-operating income, respectively. As of June 30, 2023 and 2022, other receivables due from Box Harmony was $0 and 51,762, respectively. The Company discontinued the sublease to Box Harmony on January 1, 2023.

On February 15, 2022, the Company assumed $92,246 of advance payments from shareholders of DHS as a result of the Company’s acquisition of Anivia. These advance payments were for capital injections pending capital inspection by the local government in accordance with the PRC rules.  As of June 30, 2022, the balance of advance from shareholders was $92,246. As of June 30, 2023, the balance of advance from shareholders was $85,200.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2023 and 2022, rendered by UHY LLP.

	Fiscal year ended June 30,
	2023	2022
Audit fees [1]	$405,276	$338,150
Audit-related fees [2]	–	–
Total fees	$405,276	$338,150

_________________________

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed February 2, 2021).
10.1	2020 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.2	Form of Sublease Agreement, dated as of December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed February 2, 2021).
10.3	Asset Purchase Agreement, dated December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by Reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed February 2, 2021).
10.4	Loan and Security Agreement, dated May 3, 2019, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed February 2, 2021).
10.5	Consulting Agreement, dated February 1, 2020, between BZRTH, Inc. and Allan Huang (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
10.6	Note for PPP Loan, dated April 13, 2020, issued to Royal Business Bank (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed February 1, 2021).
10.7	Loan Authorization and Agreement, dated April 18, 2020, between BZRTH, Inc. and U.S. Small Business Administration (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 1, 2021).
10.8	Employment Agreement, dated July 1, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed February 2, 2021).
10.9	Standard Industrial Multi-Tenant Lease, dated as of September 1, 2020, between BZRTH, Inc. and Nelson, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed February 2, 2021).
10.10	Exclusive Business Cooperation Agreement, dated September 4, 2020, between iPower Inc. and Global Product Marketing Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed February 2, 2021).
10.11	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Allan Huang (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed February 2, 2021).
10.12	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed February 2, 2021).
10.13	Amended and Restated Exclusive Business Cooperation Agreement, dated October 26, 2020, between iPower Inc. and E Marketing Solution Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed February 2, 2021).
10.14	Receivables Purchase Agreement, dated November 16, 2020, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed February 2, 2021).

10.15	Form of Subscription Agreement for Series A Preferred Stock Offering (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed February 2, 2021).
10.16	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Danilo Cacciamatta (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed February 2, 2021).
10.17	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Bennet Tchaikovsky (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed February 2, 2021).
10.18	Form of Subscription Agreement for 6% Convertible Note and Warrants (incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1 filed February 2, 2021).
10.19	Convertible Note, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed February 2, 2021).
10.20	Convertible Note, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed February 2, 2021).
10.21	Board Letter Agreement, dated January 28, 2021, between iPower Inc. and Kevin Liles (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed February 2, 2021).
10.22	Employment Agreement, dated January 29, 2021, between iPower Inc. and Kevin Vassily (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed February 2, 2021).
10.23	Indemnification Agreement, dated as of April 27, 2021, by and among iPower Inc. and D.A. Davidson & Co., Roth Capital Partners, LLC and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.24	Indemnification and Lock-Up Agreement, dated as of April 27, 2021, entered into by Chenlong Tan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.25	E Marketing Solutions Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Shanshan Huang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2021).
10.26	Global Products Marketing Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 21, 2021).
10.27	Lease Agreement, dated July 28, 2021, between iPower Inc. and 9th and Vineyard LLC (incorporated by reference to Exhibit 10.1 to the Current Report filed August 2, 2021).
10.28	Form of Credit Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.29	Form of Trademark Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.30	Form of Pledge and Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.31	Joint Venture Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 20, 2022).
10.32	Box Harmony LLC Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 20, 2022).
10.33	Facility and Use Access Agreement (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 20, 2022).
10.34	Consulting Agreement (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 20, 2022).
10.35	License Agreement (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed January 20, 2022).
10.36	Director Offer Letter (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed January 20, 2022).

10.37	Joint Venture Agreement, dated February 10, 2022, between iPower Inc., Bro Angel LLC, Jie Shan and Bing Luo (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 14, 2022).
10.38	Amended & Restated Limited Liability Company Operating Agreement of Global Social Media LLC, dated February 10, 2022, between Global Social Media LLC, iPower Inc., and Bro Angel LLC (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2022).
10.39	Intellectual Property License Agreement, dated February 10, 2022, between Bro Angel LLC and Global Social Media LLC (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2022).
10.40	Share Transfer Agreement, dated February 15, 2022, between iPower Inc., White Cherry Limited, Li Zanyu, Xie Jing, Anivia Limited, Fly Elephant Limited, Dayou Renzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2022).
10.41	$3,500,000 Promissory Note, dated February 15, 2022, from iPower, Inc. to White Cherry Limited (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 22, 2022).
10.42	Exclusive Business Cooperation Agreement, dated December 15, 2021, between Dayaorenzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 22, 2022).
10.43	Exclusive Equity Interest Pledge Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2022).
10.44	Exclusive Option Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 22, 2022).
10.45	Power of Attorney of Li Zanyu, dated December 15, 2021 (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 22, 2022).
10.46	JP Morgan Chase Consent Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 22, 2022).
10.47	Amendment to Pledge and Security Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.8 to the Current Report on Form 8-K filed February 22, 2022).
10.48	Employment Contract, dated February 15, 2022, between Dayao Renzai (Shenzhen) Technology Co., Ltd. and Li Zanyu (incorporated by Reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 22, 2022).
10.49	Second Amendment to the Credit Agreement, dated October 7, 2022, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 13, 2022).
10.50	Amendment to Subordination Agreement, dated October 7, 2022, between White Cherry Limited and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 13, 2022).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
21.1	Subsidiaries (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 28, 2022)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

iPOWER INC.

	By:	/s/ Chenlong Tan
Chenlong Tan
Chairman of the Board of Directors,
Chief Executive Officer and President
Date: September 14, 2023		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chenlong Tan	Chairman of the Board of Directors,	September 14, 2023
Chenlong Tan	Chief Executive Officer and President
(principal executive officer)

/s/ Kevin Vassily	Chief Financial Officer	September 14, 2023
Kevin Vassily	(principal financial and accounting officer)

/s/ Bennet Tchaikovsky	Director	September 14, 2023
Bennet Tchaikovsky

/s/ Kevin Lies	Director	September 14, 2023
Kevin Liles

/s/ Hanxi Li	Director	September 14, 2023
Hanxi Li

