Form 10-Q
period 2023-09-30
iPower Inc.
filed 2023-11-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-40391

iPower Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5144171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 14, 2023 was 29,764,374.

iPower Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2023 and June 30, 2023

	September 30,	June 30,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$2,729,161	$3,735,642
Accounts receivable, net	13,237,282	14,071,543
Inventories, net	15,056,623	20,593,889
Prepayments and other current assets	1,811,499	2,858,196
Total current assets	32,834,565	41,259,270

Non-current assets
Right of use - non-current	7,763,712	7,837,345
Property and equipment, net	496,901	536,418
Deferred tax assets	2,432,439	2,155,250
Non-current prepayments	461,034	531,456
Goodwill	3,034,110	3,034,110
Investment in joint venture	32,088	33,113
Intangible assets, net	4,117,728	4,280,071
Other non-current assets	417,639	427,254
Total non-current assets	18,755,651	18,835,017

Total assets	$51,590,216	$60,094,287

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	12,031,323	13,244,957
Credit cards payable	693,327	366,781
Customer deposit	362,826	350,595
Other payables and accrued liabilities	3,292,581	4,831,067
Advance from shareholders	84,718	85,200
Lease liability – current	2,169,603	2,159,173
Short-term loan payable - related party	1,006,060	–
Long-term promissory note payable – current portion	1,149,961	2,017,852
Income taxes payable	275,117	276,683
Total current liabilities	21,065,516	23,332,308

Non-current liabilities
Long-term revolving loan payable, net	4,808,322	9,791,191
Lease liability - non-current	6,023,813	6,106,047

Total non-current liabilities	10,832,135	15,897,238

Total liabilities	31,897,651	39,229,546

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and June 30, 2023	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,710,939 and 29,710,939 shares issued and outstanding at September 30, 2023 and June 30, 2023	29,712	29,712
Additional paid in capital	29,742,402	29,624,520
Accumulated deficits	(9,988,957)	(8,702,442)
Non-controlling interest	(27,751)	(24,915)
Accumulated other comprehensive loss	(62,841)	(62,134)
Total equity	19,692,565	20,864,741

Total liabilities and equity	$51,590,216	$60,094,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)

REVENUES	$26,508,374	$26,022,673

TOTAL REVENUES	26,508,374	26,022,673

COST OF REVENUES	14,749,529	16,036,957

GROSS PROFIT	11,758,845	9,985,716

OPERATING EXPENSES:
Selling and fulfillment	10,063,471	8,418,812
General and administrative	2,964,051	3,100,176
Impairment loss - goodwill	–	3,060,034
Total operating expenses	13,027,522	14,579,022

LOSS FROM OPERATIONS	(1,268,677)	(4,593,306)

OTHER INCOME (EXPENSE)
Interest expenses	(228,365)	(248,041)
Loss on equity method investment	(1,025)	(3,390)
Other non-operating income	(67,166)	211,760
Total other expenses, net	(296,556)	(39,671)

LOSS BEFORE INCOME TAXES	(1,565,233)	(4,632,977)

PROVISION FOR INCOME TAX BENEFIT	(275,882)	(447,796)
NET LOSS	(1,289,351)	(4,185,181)

Non-controlling interest	(2,836)	(2,805)

NET LOSS ATTRIBUTABLE TO IPOWER INC.	$(1,286,515)	$(4,182,376)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(707)	(111,475)

COMPREHENSIVE LOSS ATTRIBUTABLE TO IPOWER INC.	$(1,287,222)	$(4,293,851)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,764,515	29,665,716

Diluted	29,764,515	29,665,716

LOSSES PER SHARE
Basic	$(0.04)	$(0.14)

Diluted	$(0.04)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Capital	(Deficit)	interest	income (loss)	Total
Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741
Net loss	–	–	–	(1,286,515)	(2,836)	–	(1,289,351)
Stock-based compensation	–	–	117,882	–	–	–	117,882
Foreign currency translation adjustments	–	–	–	–	–	(707)	(707)
Balance, September 30, 2023, unaudited	29,710,939	$29,712	$29,742,402	$(9,988,957)	$(27,751)	$(62,841)	$19,692,565

Balance, June 30, 2022	29,572,382	$29,573	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830
Net loss	–	–	–	(4,182,376)	(2,805)	–	(4,185,181)
Stock-based compensation	–	–	137,882	–	–	–	137,882
Foreign currency translation adjustments	–	–	–	–	–	(111,475)	(111,475)
Balance, September 30, 2022, unaudited	29,572,382	$29,573	$29,249,745	$(919,428)	$(16,037)	$(105,797)	$28,238,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,289,351)	$(4,185,181)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	201,705	191,934
Inventory reserve	105,192	74,998
Loss on equity method investment	1,025	3,390
Impairment loss - goodwill	–	3,060,034
Stock-based compensation expense	117,882	137,882
Non-cash operating lease expense	1,829	10,172
Amortization of debt premium / discount and non-cash financing costs	53,726	53,623
Change in operating assets and liabilities
Accounts receivable	834,261	(1,557,682)
Inventories	5,432,074	45,084
Deferred tax assets/liabilities	(277,189)	(668,075)
Prepayments and other current assets	1,046,697	2,280,700
Non-current prepayments	70,422	107,917
Other non-current assets	9,615	(5,894)
Accounts payable	(1,213,634)	5,284,843
Credit cards payable	326,546	(656,562)
Customer deposit	12,231	75,491
Other payables and accrued liabilities	(1,379,124)	(3,856,115)
Income taxes payable	(1,566)	(17,534)
Net cash provided by operating activities	4,052,341	379,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(57,989)
Net cash used in investing activities	–	(57,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	–	(82,500)
Proceeds from short-term loans – related party	2,000,000	31,385
Payments on short-term loan – related party	(1,000,000)	–
Payments on short-term loans	(875,000)	–
Proceeds from long-term loans	–	2,811,729
Payments on long-term loans	(5,200,000)	–
Net cash (used in ) provided by financing activities	(5,075,000)	2,760,614

EFFECT OF EXCHANGE RATE ON CASH	16,178	(61,451)

CHANGES IN CASH	(1,006,481)	3,020,199

CASH AND CASH EQUIVALENT, beginning of period	3,735,642	1,821,947

CASH AND CASH EQUIVALENT, end of period	$2,729,161	$4,842,146

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$55,000
Cash paid for interest	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired under new operating leases	$613,980	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2023 and June 30, 2023 and for the Three Months Ended September 30, 2023 and 2022

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of consumer home, garden and other products and accessories mainly in the North America.

On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the minority shareholders of the Company. As a result, E Marketing became the Company’s wholly owned subsidiary.

On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, Global Product Marketing Inc. (“GPM”), an entity which was incorporated in the State of Nevada on September 4, 2020, and was owned by Chenlong Tan, the Company’s Chairman, CEO and President, and one of the majority shareholders of the Company. As a result, GPM became the Company’s wholly owned subsidiary.

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

On February 10, 2022, the Company entered into another joint venture agreement and formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of creating a social media platform in order to provide content and services to assist businesses, including the Company and other businesses, in marketing their products. The Company owns 60% of the equity interest in GSM and controls its operations. See details at Note 3 below.

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

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and VIE and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2023, which are included in Form 10-K filed with the SEC on September 14, 2023.

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

Foreign currency translation and transactions

The reporting and functional currency of iPower and its subsidiaries is the U.S. dollar (USD). iPower’s WFOE and VIE in China uses the local currency, Renminbi (“RMB”), as its functional currency. Assets and liabilities of the VIE are translated at the current exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts of the VIE, with the exception of equity, on September 30, 2023, were translated at 7.2948 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the three months ended September 30, 2023 was 7.2406 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

The Company evaluates the creditworthiness of all of its customers individually before accepting them and continuously monitors the recoverability of accounts receivable. If there are any indicators that a customer may not make payment, the Company may consider making provision for non-collectability for that particular customer. At the same time, the Company may cease further sales or services to such customer. The following are some of the factors that the Company develops allowance for credit losses:

•	the customer fails to comply with its payment schedule;

•	the customer is in serious financial difficulty;

•	a significant dispute with the customer has occurred regarding job progress or other matters;

•	the customer breaches any of its contractual obligations;

•	the customer appears to be financially distressed due to economic or legal factors;

•	the business between the customer and the Company is not active; or

•	other objective evidence indicates non-collectability of the accounts receivable.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K for the period ended June 30, 2022. Due to the decrease in the Company’s share price subsequent to the filing of the June 30, 2022 Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the quarter ended September 30, 2022. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

During the period ended September 30, 2023, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of September 30, 2023 and 2022, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at September 30, 2023 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of September 30, 2023 and 2022, there were no indicators of impairment.

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

As of September 30, 2023, the outstanding balance of the Purchase Note was $1,149,961, including principal due of $875,000, a premium of $19,023, and $255,938 of accrued interest.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three months ended September 30, 2023 and 2022 were $1,570,742 and $1,166,349, respectively.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the unaudited condensed consolidated balance sheets as direct deductions from the carrying amount of the outstanding borrowings.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the three months ended September 30, 2023 and 2022, sales through Amazon to Canada and other foreign countries were approximately 8.2% and 9.8% of the Company’s total sales. During the three months ended September 30, 2023, sales of hydroponic products, including ventilation and grow light systems, was approximately 16.8% of the Company’s total sales and the remaining 83.2% consisted of general gardening, home goods, and other products and accessories. During the three months ended September 30, 2022, sales of hydroponic products, including ventilation and grow light systems, were approximately 53% of the Company’s total sales and the remaining 47% consisted of general gardening, home goods and other products and accessories. As of September 30, 2023 and June 30, 2023, the Company had approximately $1.4 million and $1.6 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

Stock-based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees, upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation costs related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. In addition to the requisite service period, the Company also evaluates the performance condition and market condition under ASC 718-10-20. For an award which contains both a performance and a market condition, and where both conditions must be satisfied for the award to vest, the market condition is incorporated into the fair value of the award, and that fair value is recognized over the employee’s requisite service period or nonemployee’s vesting period if it is probable the performance condition will be met. If the performance condition is ultimately not met, compensation costs related to the award should not be recognized (or should be reversed) because the vesting condition in the award has not been satisfied.

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

Recently issued accounting pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification™ (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. In SEC Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles to the FASB for potential incorporation into the Codification. The ASU incorporates into the Codification 14 of the 27 disclosures referred by the SEC. They modify the disclosure or presentation requirements of a variety of Topics in the Codification. The requirements are relatively narrow in nature. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In September 2022, FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this ASU require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, except for the rollforward of the supplier finance program obligations, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. An entity should apply ASU No. 2022-04 retrospectively to all periods in which a balance sheet is presented, except for the obligation rollforward, which should be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the unaudited condensed consolidated financial statements are presented.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations.For the three months ended September 30, 2023 and 2022, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

As of September 30, 2023 and 2022, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s unaudited condensed consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	September 30, 2023	June 30, 2023
Cash in bank	$308,366	$341,774
Prepayments and other receivables	$421,006	$664,886
Rent deposit	$72,009	$81,624
Office equipment, net	$28,751	$33,774
Right of use – noncurrent	$573,259	$6,104
Deferred tax assets	$–	$64,510
Advance from shareholders	$84,718	$85,200
Accounts payable	$5,494	$6,278
Lease liability	$576,827	$4,758
Income tax payable	$275,117	$276,683
Other payables and accrued liabilities	$411,018	$344,735

The operating results of the VIE were as follows for the three months ended September 30, 2023:

September 30, 2023
Revenue	$–
Net loss after elimination of intercompany transactions	$419,343

The operating results of the VIE were as follows for the three months ended September 30, 2022 :

September 30, 2022
Revenue	$–
Net loss after elimination of intercompany transactions	$733,617

For the three months ended September 30, 2023, the VIE contributed approximately $2.1 million of revenue and $0.05 million of net loss before elimination. For the three months ended September 30, 2022, the VIE contributed approximately $3.2 million of revenue and $0.6 million of net loss before elimination.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	September 30, 2023	June 30, 2023
Accounts receivable	$13,307,282	$14,141,543
Less: allowance for credit losses	(70,000)	(70,000)
Total accounts receivable	$13,237,282	$14,071,543

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2022	$70,000
Allowance recorded during the three months ended September 30, 2022	–
Balance at September 30, 2022	$70,000

Balance at June 30, 2023	$70,000
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$70,000

Note 7 – Inventories, net

As of September 30, 2023 and June 30, 2023, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $15,056,623 and $20,593,889, respectively.

For the three months ended September 30, 2023 and 2022, the Company recorded inventory reserve expense of $105,192 and $74,998, respectively. As of September 30, 2023 and June 30, 2023, allowance for obsolescence was $664,092 and $558,899, respectively.

Note 8 – Prepayments and other current assets, net

As of September 30, 2023 and June 30, 2023, prepayments and other current assets consisted of the following:

	September 30, 2023	June 30, 2023
Advance to suppliers	$1,036,012	$1,668,173
Prepaid income taxes	41,987	45,718
Prepaid expenses and other receivables	982,628	1,393,433
Less: Allowance for credit losses	(249,128)	(249,128)

Total	$1,811,499	$2,858,196

Other receivables consisted of delivery fees of $58,954 and $165,962 and receivables from one and two unrelated parties for their use of the Company’s courier accounts at September 30, 2023 and June 30, 2023.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2022	$–
Allowance recorded during the three months ended September 30, 2022	–
Balance at September 30, 2022	–

Balance at June 30, 2023	249,128
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$249,128

Note 9 – Non-current prepayments

Non-current prepayments included $420,411 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $40,623 down payment on a four-year car lease. As of September 30, 2023 and June 30, 2023, total non-current prepayments were $461,034 and $531,456, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded amortization expenses of $70,422 and $107,917, respectively.

Note 10 – Intangible assets, net

As of September 30, 2023 and June 30, 2023, intangible assets, net, consisted of the following:

	September 30, 2023	June 30, 2023
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(1,055,229)	(892,886)
Total	$4,117,728	$4,280,071

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at September 30, 2023 was approximately 6.95 years. The amortization expense for the three months ended September 30, 2023 and 2022 was $162,343 and $162,343, respectively. At September 30, 2023, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2024	$487,028
2025	649,371
2026	649,371
2027	609,277
2028	468,750
Thereafter	1,253,931
Intangible assets, net	$4,117,728

Note 11 – Other payables and accrued liabilities

As of September 30, 2023 and June 30, 2023, other payables and accrued liabilities consisted of the following:

	September 30, 2023	June 30, 2023
Accrued payables for inventory in transit	$1,310,603	$2,948,551
Accrued Amazon fees	1,117,136	915,319
Sales taxes payable	388,968	448,433
Payroll liabilities	193,190	222,962
Other accrued liabilities and payables	282,684	295,802

Total	$3,292,581	$4,831,067

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. During the three months ended September 30, 2023 and 2022, the Company purchased a total of $0 and $31,385, respectively, in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price, which was presented as financing cash flows from short term loans on the statement of cash flows. As of September 30, 2023 and June 30, 2023, the outstanding balance included in other payables to this supplier was $0 and $0.

Note 12 – Loans payable

Long-term loan

Asset-based revolving loan

On November 12, 2021, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, issuing bank and swingline lender, for an asset-based revolving loan (“ABL”) of up to $25 million with key terms listed as follows:

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 in financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and are to be amortized over the three year term of the ABL as interest expense.

Below is a summary of the interest expense recorded for the three months ended September 30, 2023 and 2022:

	2023	2022
Accrued interest	$133,615	$156,255
Credit utilization fees	15,525	6,762
Amortization of debt discount	66,305	66,305
Total	$215,445	$229,322

As of September 30, 2023 and June 30, 2023, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable was $4,808,322 and $9,791,191, respectively.

On October 7, 2022, the Company entered into a second amendment to the credit agreement and consent (the “Second Amendment to the Credit Agreement”), originally dated November 12, 2021, as amended, with JPMorgan. The Company entered into the Second Amendment to the Credit Agreement primarily for the purpose of changing the interest rate repayment calculations from LIBOR to the Secured Overnight Financing Rate, or SOFR, which adjustment had originally been anticipated under the terms of the original Credit Agreement. In addition, two of the negative covenants set forth in the original Credit Agreement were amended in order to (i) adjust the definition of “Covenant Testing Trigger Period” to increase the required cash availability from $3,000,000 to $4,000,000, or 10% of the aggregate revolving commitment for the preceding 30 days, and (ii) require that the Company will not and will not permit any of its subsidiaries, after reasonable due diligence and due inquiry, to knowingly sell their products, inventory or services directly to any commercial businesses that grow or cultivate cannabis; it being acknowledged, however, that the Company does not generally conduct due diligence on its individual retail customers.

On November 11, 2022, the Company and JPMorgan entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPMorgan accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPMorgan agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of September 30, 2023, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. For the three months ended September 30, 2023, the Company recorded accrued interest of $19,688 and amortization of note premium of $12,579. For the three months ended September 30, 2022, the Company recorded accrued interest of $52,500 and amortization of note premium of $12,682. As of September 30, 2023, including $255,938 of accrued interest and $19,023 of unamortized premium, the total outstanding balance of the Purchase Note was $1,149,961, which is presented on the unaudited condensed consolidated balance sheet as a current portion of $1,149,961 and a non-current portion of $0. As of June 30, 2023, including $236,250 of accrued interest and $31,602 of unamortized premium, the total outstanding balance of the Purchase Note was $2,017,852, which is presented on the consolidated balance sheet as a current portion of $2,017,852 and a non-current portion of $0.

Short-term loan payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2 million from White Cherry and repaid $1 million on July 31, 2023. For the three months ended September 30, 2023, the Company recorded accrued interest of $6,060. As of September 30, 2023, including the accrued interest, the outstanding balance of the On-demand Loan was $1,006,060.

Note 13 - Related party transactions

Starting from March 2022 to January 2023, the Company subleased 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed in Note 1 and Note 2 above. For the three months ended September 30, 2023 and 2022, the Company received and recorded sublease fee of $0 and $247,500 as other non-operating income, respectively. As of September 30, 2023 and June 30, 2023, other receivables due from Box Harmony was $0 and 0, respectively.

On February 15, 2022, the Company assumed $92,246 of advance from shareholders of DHS through acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of September 30, 2023 and June 30, 2023, the balance of advance from shareholders was $84,718 and $85,200, respectively.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on demand loan. See Note 12 above for details.

Note 14 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2022. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. DHS is subject to 5% tax rate in PRC. The Company made an election to apply the GILTI high-tax exclusion for DHS under the Final Regulations (T.D. 9902). As the result of the election, no GILTI tax was recorded as of September 30, 2023 and 2022. In addition, as a result of the acquisition, the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

The income tax provision for the three months ended September 30, 2023 and 2022 consisted of the following:

	September 30, 2023	September 30, 2022
Current:
Federal	$(1,705)	$–
State	12,470	9,921
Foreign	–	–
Total current income tax provision	10,765	9,921
Deferred:
Federal	(284,648)	(169,467)
State	(66,624)	(103,145)
Foreign	64,625	(185,105)
Total deferred taxes	(286,647)	(457,717)

Total provision for income taxes	$(275,882)	$(447,796)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	September 30, 2023		September 30, 2022
Statutory tax rate
Federal	21.00%		21.00%
State (net of federal benefit)	5.82%		5.85%
Foreign tax rate difference	(4.88%	)	3.91%
Impairment loss on goodwill – permanent difference	–		(17.8%	)
Net effect of state income tax deduction and other permanent differences	(4.31%	)	(3.29%	)
Effective tax rate	17.63%		9.67%

As of September 30, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $41,987 and $275,117, respectively. As of June 30, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $45,718 and $276,683, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	September 30, 2023	June 30, 2023
Deferred tax assets
263A calculation	$174,841	$239,142
Inventory reserve	178,121	149,907
State taxes	2,619	2,435
Accrued expenses	330,325	273,589
ROU assets / liabilities	114,298	115,125
Net Operation loss	2,381,758	2,173,221
Disallowed interest expense	194,172	163,381
Stock-based compensation	239,344	207,726
Valuation allowance	(64,145)	–
Others	85,596	85,596
Total deferred tax assets	3,636,929	3,410,122

Deferred tax liabilities
Depreciation	(98,484)	(105,323)
Intangible assets acquired	(1,106,006)	(1,149,549)
Total deferred tax liabilities	(1,204,490)	(1,254,872)

Net deferred tax assets	$2,432,439	$2,155,250

For the three months ended September 30, 2023, the Company recorded $64,145 of valuation allowance to reduce deferred tax assets for the losses incurred by DHS.

Note 15 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the three months ended September 30,
	2023	2022
Numerator:
Net loss attributable to iPower Inc.	$(1,286,515)	$(4,182,376)
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$29,764,515	$29,665,716
Losses per share of ordinary shares - basic and diluted	$(0.04)	$(0.14)

*	Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants and unvested RSUs as the Company had a net loss for the three months ended September 30, 2023 and 2022.

*	The computation of diluted EPS did not include the shares underlying the exercise of options granted as none of the options were vested as September 30, 2023 and 2022.

*	For the three months ended September 30, 2023 and 2022, 66,366 and 166,176 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 16 – Equity

Common Stock

As of September 30, 2023, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

On February 15, 2022, as part of the consideration for the acquisition of Anivia and subsidiaries, as further described in Note 4, the Company issued 3,083,700 restricted shares of the Company’s common stock, valued at $2.27 per share, which was the closing price of the Company’s Common Stock as traded on Nasdaq on February 15, 2022. These shares had a lock-up period of 180 days and are subject to insider trading restrictions. The fair value of the shares was $5,528,373, calculated with a discount of lack of marketability of 21%, which was determined using the Black Scholes Model.

As of September 30, 2023 and June 30, 2023, there were 29,710,939 and 29,710,939 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of September 30, 2023 and June 30, 2023, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan, which was subsequently amended on December 6, 2022 and September 15, 2023.

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which vested over 12 months following the grant date and were subject to other restrictions until the filing of a Registration Statement on Form S-8 registering the shares. The fair value of the RSUs was determined based on $5.00 per share, the initial listing price of the Company’s Common Stock on the grant date. During the three months ended September 30, 2023, the Company granted an additional 49,600 shares of RSUs. For the three months ended September 30, 2023 and 2022, the Company recorded $7,500 and $27,500 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the three months ended September 30, 2023 and 2022. As of September 30, 2023 and June 30, 2023, the unvested number of RSUs was 75,462 and 38,793 and the unamortized expense was $58,152 and $22,500, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2023	38,793
RSUs granted	49,600	$43,152
RSUs forfeited	–
RSUs vested	(12,931)
RSUs granted, but not vested, at September 30, 2023	75,462

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of September 30, 2023, of the 244,942 vested RSUs, 178,576 shares of Common Stock were issued, and 66,366 shares were to be issued in the near future.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and grants of stock option (the “Option Grants”) exercisable to purchase (i) 3,000,000 shares of Common Stock to Chenlong Tan, CEO and (ii) 330,000 shares of Common Stock to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12, a contractual term of 10 years, and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment of the recipients through each vesting date. Each of the six vesting tranches of the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The estimated achievement status of the operational milestones as of September 30, 2023 was as follows:

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

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed amount of expense for such tranche and (ii) the future time when the market capitalization milestone for such tranche was expected to be achieved. Separately, based on a subjective assessment of our future financial performance, each quarter we determine whether it is probable that the Company will achieve each operational milestone that has not previously been achieved or deemed probable of achievement and, if so, the future time when the Company expects to achieve that operational milestone. The Monte Carlo simulation utilized the following inputs:

•	Stock Price - $1.12
•	Volatility – 95.65%
•	Term –10 years
•	Risk Free Rate of Return – 2.93%
•	Dividend Yield – 0%

The total fair value of the Option Grants was $3.2 million of which, at September 30, 2023, $2.3 million is deemed probable of vesting. As of September 30, 2023, none of the options had vested. For the three months ended September 30, 2023 and 2022, the Company recorded $110,382 and $110,382 of stock-based compensation expense related to the Option Grants. As of September 30, 2023, unrecognized compensation cost related to tranches probable of vesting is approximately $1.6 million and will be recognized over two years to nine years, depending on the tranche.

Note 17 – Warrants

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through September 30, 2023, none of the private placement investors exercised any of their warrants. As such, as of September 30, 2023 and June 30, 2023, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2023 and June 30, 2023, $2,729,161 and $3,735,642, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $1.1 million and $2.7 million, respectively, in excess of the FDIC insurance limit, as of September 30, 2023 and June 30, 2023.

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

Customer and vendor concentration risk

For the three months ended September 30, 2023 and 2022, Amazon Vendor and Amazon Seller customers accounted for 91% and 91% of the Company's total revenues, respectively. As of September 30, 2023 and June 30, 2023, accounts receivable from Amazon Vendor and Amazon Seller accounted for 93% and 95% of the Company’s total accounts receivable.

For the three months ended September 30, 2023 and 2022, one supplier accounted for 15% and 19% of the Company's total purchases, respectively. As of September 30, 2023 and June 30, 2023, accounts payable to one supplier accounted for 50% and 49% of the Company’s total accounts payable.

Note 19 - Commitments and contingencies

Lease commitments

The Company has entered into a lease agreement for office and warehouse space with a lease period from December 1, 2018 until December 31, 2020. On August 24, 2020, the Company negotiated for new terms to extend the lease through December 21, 2023 at the rate of approximately $42,000 per month.

On September 1, 2020, in addition to the primary fulfillment center, the Company leased a second fulfillment center in City of Industry, California. The base rental fee was $27,921 to $29,910 per month through October 31, 2023.

On February 15, 2022, upon completion of the acquisition of Anivia Limited, the Company assumed an operating lease for offices located in the People’s Republic of China. In July 2023, the Company renewed the lease contract for its existing office plus additional office space. The lease term is for three years expiring on July 14, 2026. The total base rental fee for these offices is approximately $19,406 per month.

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

The lease was not started under the original agreement as the construction was not completed. On February 23, 2022, the Company entered into an amended agreement to extend the lease term to 74 months. Under the amended agreement, the lease commenced on February 10, 2022, with rent payments commencing May 11, 2022 and the lease expiring on May 31, 2028. The base rental fee is $114,249, increasing gradually over time to $140,079 per month through the expiration date of May 31, 2028.

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee is $56,000 to $59,410 per month through April 30, 2025.

The Company’s total commitment for the full term of these leases is $12,649,053. The financial statements reflected $7,763,712 and $7,837,345, respectively, of operating lease right-of-use assets, and $8,193,416 and $8,265,220, respectively, of operating lease liabilities as of September 30, 2023 and June 30, 2023.

Three months Ended September 30, 2023 and 2022:

Lease cost	9/30/2023	9/30/2022
Operating lease cost (included in G&A in the Company's statement of operations)	$792,826	$779,233

Other information
Cash paid for amounts included in the measurement of lease liabilities	$792,317	$769,061
Remaining term in years	0.08 – 4.67	0.83 – 5.67
Average discount rate - operating leases	5 - 8%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	9/30/2023	6/30/2023
Right of use asset - non-current	$7,763,712	$7,837,345

Lease Liability – current	2,169,603	2,159,173
Lease Liability - non-current	6,023,813	6,106,047
Total operating lease liabilities	$8,193,416	$8,265,220

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2024	$1,926,465
2025	2,313,210
2026	1,766,797
2027	1,596,275
2028	1,459,407
Less: Imputed interest/present value discount	(868,738)
Present value of lease liabilities	$8,193,416

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). This matter is presently scheduled to hold its evidentiary hearing before a FINRA arbitration panel during the first two weeks of March 2024. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. The Company cannot reasonably estimate the amount of potential exposure as of the date of this report.

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

In February 2022, the Russian Federation began conducting military operations against Ukraine, and in October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces began. While we do not do business in those regions, the military conflict in Ukraine and in Israel has resulted in global economic uncertainty and increased the cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruptions which could cause us to seek alternate sources for product supply or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the three months ended September 30, 2023 and 2022.

On April 13, 2020, the Company entered into an agreement with Royal Business Bank (the “Lender”) for a total amount of $175,500, pursuant to which the Company issued a promissory note to the Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On March 22, 2021, the $175,500 PPP Note due to Royal Business Bank was fully forgiven by the SBA.

The Company is required to retain PPP loan documentation through 2026 and permit authorized representatives of the SBA to access such files upon request. Should the SBA conduct such a review and reject all or some of the Company’s judgments pertaining to satisfying PPP loan eligibility or forgiveness conditions, the Company may be required to adjust previously reported amounts and disclosures in its consolidated financial statements.

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were available to be issued. Other than as set forth below, there were no material subsequent events that required recognition or additional disclosure in the unaudited condensed consolidated financial statements presented.

On October 31, 2023, the lease agreement for a fulfillment center in City of Industry, California expired, and the Company did not renew the lease.

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

Overview

Driven by tech and data, iPower Inc. is an online supplier of consumer goods, including hydroponics equipment, general gardening supplies and consumer home goods. Through the operations of our e-commerce platforms and channel partners, our 99,000 square foot fulfillment center in Rancho Cucamonga, California, and our combined 98,360 square foot fulfillment centers in Los Angeles, California, we believe we are one of the leading marketers, distributors and retailers in the consumer gardening and home goods categories, based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and sales.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and more, some of which have been designated as Amazon best seller product leaders and Amazon Choice products, among others.

Acquisitions and Joint Ventures

On February 15, 2022, in exchange for total consideration with a fair value of $10.6 million, we acquired 100% of the ordinary shares of Anivia, a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the PRC and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through a series of contractual arrangements summarized below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (the “Operating Company”) and located in Shenzhen, China. The Operating Company is principally engaged in selling a wide range of products and providing logistic services in the PRC.

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

Pursuant to the GSM Joint Venture Agreement, the Company and GSM also intended to enter into an occupancy management agreement pursuant to which the Company would grant to GSM the right to have access to and use of up to approximately 4,000 square feet of office space along with internet access at the Company’s facility located at 2399 Bateman Avenue, Irwindale, CA 91010. It was contemplated that only approximately 300-400 square feet would initially be used by GSM. However, since the space was never utilized by GSM, iPower resumed using the contemplated space during the fiscal year ended June 30, 2023.

Trends and Expectations

Product and Brand Development

We plan to increase investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement our product catalog and improve on existing products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine and the military conflict between Israel-Palestinian may nonetheless increase the likelihood of supply chain disruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruption, we have experienced a decrease in the speed with which we are able to purchase new inventory, as well as an increase in costs due to delays in shipping, resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

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

Regulatory Environment

In additional to general consumer goods, we sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including the growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and a total of 46 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the three months ended September 30, 2023 and 2022

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Variance
Revenues	$26,508,374	$26,022,673	1.9%
Cost of goods sold	14,749,529	16,036,957	(8.0%	)
Gross profit	11,758,845	9,985,716	17.8%
Operating expenses	13,027,522	14,579,022	(10.6%	)
Operating loss	(1,268,677)	(4,593,306)	(72.4%	)
Other (expenses)	(296,556)	(39,671)	647.5%
Loss before income taxes	(1,565,233)	(4,632,977)	(66.2%	)
Income tax benefit	(275,882)	(447,796)	(38.4%	)
Net loss	(1,289,351)	(4,185,181)	(69.2%	)
Non-controlling interest	(2,836)	(2,805)	1.1%
Net loss attributable to iPower Inc.	(1,286,515)	(4,182,376)	(69.2%	)
Other comprehensive loss	(707)	(111,475)	(99.4%	)
Comprehensive loss attributable to iPower Inc.	$(1,287,222)	$(4,293,851)	(70.0%	)

Gross profit % of revenues	44.4%	38.4%
Operating loss % of revenues	(4.8% )	(17.7% )
Net loss % of revenues	(4.9% )	(16.1% )

Revenues

Revenues for the three months ended September 30, 2023 increased 1.9% to $26,508,374 as compared to $26,022,673 for the three months ended September 30, 2022. While pricing remained stable, the slightly increased revenue mainly resulted from an increase in sales volume and expansion of sales to other regions, such as Canada, Europe and Asia. However, while the revenues for the current period improved over last year, we cannot be assured that this trend will continue.

Costs of Goods Sold

Costs of goods sold for the three months ended September 30, 2023 decreased 8.0% to $14,749,529 as compared to $16,036,957 for the three months ended September 30, 2022. The decrease was primarily due to a decrease in freight costs. See discussions on gross profit below.

Gross Profit

Gross profit was $11,758,845 for the three months ended September 30, 2023 as compared to $9,985,716 for the three months ended September 30, 2022. The gross profit ratio increased to 44.4% for the three months ended September 30, 2023 from 38.4% for the three months ended September 30, 2022. The increase in the gross profit ratio was mainly driven by the decrease in costs of goods sold as a result of decreased freight charges during the current period. However, we cannot be assured that this trend will continue.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 decreased 10.6% to $13,027,522 as compared to $14,579,022 for the three months ended September 30, 2022. The decrease was mainly due to the combination of an increase in selling and fulfillment expenses of $1.6 million as a result of increased costs related to advertising, merchant fees, rental expenses, and delivery fees, and a decrease in general and administrative expenses of $0.1 million, which included payroll expenses, stock-based compensation expense, insurance expenses and other operating expenses, and a decrease of $3.06 million of impairment loss on goodwill triggered by a decrease in the Company’s share price of its common stock and the net loss incurred during the quarter ended September 30, 2022.

Loss from Operations

Loss from operations was $1,268,677 for the three months ended September 30, 2023 as compared to $4,593,306 for the three months ended September 30, 2022. The decrease in loss was resulted from the decrease in operating expenses and the increase in gross profit, as discussed above.

Other Expenses

Other expenses for the three months ended September 30, 2023 was $296,556 as compared to $39,671 for the three months ended September 30, 2022. The increase in other expenses was mainly due to a decrease in other non-operating income of $278,926 resulted from termination of sublease in January 2023.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended September 30, 2023 was $1,286,515 as compared to $4,182,376 for the three months ended September 30, 2022, representing a decrease of net loss of $2,895,861. The decrease was primarily due to the increase in gross profit and decrease in operating expenses as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended September 30, 2023 was $1,287,222 as compared to $4,293,851 for the three months ended September 30, 2022, representing a decrease of comprehensive loss of $3,006,629. The decrease was due to the reasons discussed above, along with a decrease in other comprehensive loss of $110,768 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the three months ended September 30, 2023 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank ("JPM”). We had cash and cash equivalents of $2,729,161 as of September 30, 2023, representing a $1.0 million decrease from $3,735,642 of cash as of June 30, 2023. The cash decrease was primarily the combined result of the increased cash provided by operating activities and a decrease in net cash provided by financing activities resulting from our payments to pay down the note payable and the JPM revolving line.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing COVID-19 pandemic, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Currently, we have approximately $20 million in unused credit under the revolving line with JPM. Given our current working capital position and available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of September 30, 2023 and June 30, 2023, our working capital was $11.8 million and $17.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2023 and 2022 was $4,052,341 and $379,025, respectively. The increase in cash provided by operating activities mainly resulted from the decrease of accounts receivable, inventories, prepayments and other current assets, partially offset by a decrease of accounts payable.

Investing Activities

For the three months ended September 30, 2023 and 2022, net cash used in investing activities was $0 and $57,989, respectively. The decrease in cash used in investing activities was because the Company did not have additional purchase of equipment during the three months ended September 30, 2023.

Financing Activities

Net cash (used in) provided by financing activities was $(5,075,000) and $2,760,614, respectively, for the three months ended September 30, 2023 and 2022. The main reason the Company experienced an increase in net cash used in financing activities was primarily due to our payment of $7.1 million for: (1) $1.9 million to pay down the note payable to White Cherry; and (2) $5.2 million to pay down the outstanding balance of the asset-based revolving loan facility with JPM.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K for the period ended June 30, 2022. Due to the decrease in the Company’s share price subsequent to the filing of the June 30, 2022 Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the quarter ended September 30, 2022. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

During the three months ended September 30, 2023, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of September 30, 2023 and 2022, the remaining goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at September 30, 2023 include a covenant not to compete, supplier relationship and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of September 30, 2023, there were no indicators of impairment.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2023, the Company expected that the deferred tax assets are fully realizable so did not record any valuation allowance.

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

Recently issued accounting pronouncements

Other than as set forth under Note 2 to the unaudited condensed consolidated financial statements under “Recently issued accounting pronouncements,” the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

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

As of September 30, 2023, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we lack effective communication and reconciliation procedures in our controlled subsidiaries, and (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment concerning the design or effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our former placement agent, Boustead Securities LLC ("Boustead”), has brought a legal action against us following our communication to Boustead to unilaterally terminate an engagement agreement under which we and Boustead had originally intended for Boustead to be engaged to act as an exclusive underwriter in our initial public offering. To date, we have been unable to reach a settlement with Boustead. On April 30, 2021, Boustead filed a statement of claim with FINRA demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. The matter is presently scheduled to hold its evidentiary hearing before a FINRA arbitration panel during the first two weeks of March 2024. The actual FINRA arbitration, however, has been postponed and, as a result, a date for the FINRA arbitration hearing has not yet been set. The Company and its special litigation counsel are in the process of preparing for the hearing. We believe that we have meritorious defenses to any claims that Boustead may assert, and we do not believe that such claims will have a material adverse effect on our business, financial condition, or operating results. However, we have agreed to indemnify D.A. Davidson & Co. and the other underwriters who participated in our initial public offering against any liability or expense they may incur or be subject to arising out of the Boustead dispute. In addition, Chenlong Tan, our Chairman, President, and Chief Executive Officer and a beneficial owner of more than 5% of our common stock, has agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding for such reimbursement to come from sales of shares then owned by Mr. Tan.

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

iPower Inc.

November 14, 2023	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

November 14, 2023	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

