Form 10-Q
period 2023-12-31
iPower Inc.
filed 2024-02-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock on February 14, 2024 was 29,818,286.

iPower Inc.

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements.	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2023 and 2022	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended December 31, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

	PART II. Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

	Signatures	53

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2023 and June 30, 2023

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,488,027	$3,735,642
Accounts receivable, net	11,765,833	14,071,543
Inventories, net	15,782,322	20,593,889
Prepayments and other current assets	1,483,209	2,858,196
Total current assets	30,519,391	41,259,270

Non-current assets
Right of use - non-current	7,141,633	7,837,345
Property and equipment, net	456,006	536,418
Deferred tax assets	3,122,363	2,155,250
Non-current prepayments	390,612	531,456
Goodwill	3,034,110	3,034,110
Investment in joint venture	31,287	33,113
Intangible assets, net	3,955,385	4,280,071
Other non-current assets	419,289	427,254
Total non-current assets	18,550,685	18,835,017

Total assets	$49,070,076	$60,094,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,931,800	$13,244,957
Credit cards payable	340,912	366,781
Customer deposit	340,876	350,595
Other payables and accrued liabilities	3,715,996	4,831,067
Advance from shareholders	87,305	85,200
Lease liability - current	2,065,177	2,159,173
Short-term loan payable - related party	1,032,189	–
Long-term promissory note payable - current portion	1,150,508	2,017,852
Revolving loan payable, net	2,862,857	–
Income taxes payable	283,519	276,683
Total current liabilities	25,811,139	23,332,308

Non-current liabilities
Long-term revolving loan payable, net	–	9,791,191
Lease liability - non-current	5,503,365	6,106,047
Total non-current liabilities	5,503,365	15,897,238

Total liabilities	31,314,504	39,229,546

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and June 30, 2023	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,710,939 and 29,710,939 shares issued and outstanding at December 31, 2023 and June 30, 2023	29,712	29,712
Additional paid in capital	29,883,647	29,624,520
Accumulated deficits	(11,903,785)	(8,702,442)
Non-controlling interest	(30,906)	(24,915)
Accumulated other comprehensive loss	(223,096)	(62,134)
Total stockholders’ equity	17,755,572	20,864,741

Total liabilities and stockholders’ equity	$49,070,076	$60,094,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2023 and 2022

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$16,800,122	$19,254,590	$43,308,496	$45,277,263

TOTAL REVENUES	16,800,122	19,254,590	43,308,496	45,277,263

COST OF REVENUES	9,481,882	11,285,064	24,231,411	27,322,021

GROSS PROFIT	7,318,240	7,969,526	19,077,085	17,955,242

OPERATING EXPENSES:
Selling and fulfillment	6,936,980	9,338,737	17,000,451	17,757,549
General and administrative	2,933,607	2,713,355	5,897,658	5,813,531
Impairment loss - goodwill	–	–	–	3,060,034
Total operating expenses	9,870,587	12,052,092	22,898,109	26,631,114

LOSS FROM OPERATIONS	(2,552,347)	(4,082,566)	(3,821,024)	(8,675,872)

OTHER INCOME (EXPENSE)
Interest expenses	(182,612)	(314,119)	(410,977)	(562,160)
Loss on equity method investment	(801)	(3,938)	(1,826)	(7,328)
Other non-operating income	128,838	59,600	61,672	271,360
Total other expenses, net	(54,575)	(258,457)	(351,131)	(298,128)

LOSS BEFORE INCOME TAXES	(2,606,922)	(4,341,023)	(4,172,155)	(8,974,000)

PROVISION FOR INCOME TAX BENEFIT	(688,939)	(1,047,749)	(964,821)	(1,495,545)
NET LOSS	(1,917,983)	(3,293,274)	(3,207,334)	(7,478,455)

Non-controlling interest	(3,155)	(2,835)	(5,991)	(5,640)

NET LOSS ATTRIBUTABLE TO IPOWER INC.	$(1,914,828)	$(3,290,439)	$(3,201,343)	$(7,472,815)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(160,255)	47,149	(160,962)	(64,326)

COMPREHENSIVE LOSS ATTRIBUTABLE TO IPOWER INC.	$(2,075,083)	$(3,243,290)	$(3,362,305)	$(7,537,141)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,790,242	29,742,620	29,777,378	29,687,878

Diluted	29,790,242	29,742,620	29,777,378	29,687,878

LOSSES PER SHARE
Basic	$(0.06)	$(0.11)	$(0.11)	$(0.25)

Diluted	$(0.06)	$(0.11)	$(0.11)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31, 2023 and 2022

	Common Stock		Additional	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Paid in Capital	Deficit)	interest	income (loss)	Total
Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741
Net loss	–	–	–	(1,286,515)	(2,836)	–	(1,289,351)
Stock-based compensation	–	–	117,882	–	–	–	117,882
Foreign currency translation adjustments	–	–	–	–	–	(707)	(707)
Balance, September 30, 2023, unaudited	29,710,939	$29,712	$29,742,402	$(9,988,957)	$(27,751)	$(62,841)	$19,692,565
Net loss	–	–	–	(1,914,828)	(3,155)	–	(1,917,983)
Stock-based compensation	–	–	141,245	–	–	–	141,245
Foreign currency translation adjustments	–	–	–	–	–	(160,255)	(160,255)
Balance, December 31, 2023, unaudited	29,710,939	$29,712	$29,883,647	$(11,903,785)	$(30,906)	$(223,096)	$17,755,572

Balance, June 30, 2022	29,572,382	$29,573	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830
Net loss	–	–	–	(4,182,376)	(2,805)	–	(4,185,181)
Stock-based compensation	–	–	137,882	–	–	–	137,882
Foreign currency translation adjustments	–	–	–	–	–	(111,475)	(111,475)
Balance, September 30, 2022, unaudited	29,572,382	$29,573	$29,249,745	$(919,428)	$(16,037)	$(105,797)	$28,238,056
Net loss	–	–	–	(3,290,439)	(2,835)	–	(3,293,274)
Stock-based compensation	–	–	132,266	–	–	–	132,266
Foreign currency translation adjustments	–	–	–	–	–	47,149	47,149
Balance, December 31, 2022, unaudited	29,572,382	$29,573	$29,382,011	$(4,209,867)	$(18,872)	$(58,648)	$25,124,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2023 and 2022

	For the Six Months Ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,207,334)	$(7,478,455)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	402,342	393,168
Inventory reserve	222,755	74,998
Loss on equity method investment	1,826	7,328
Impairment loss - goodwill	–	3,060,034
Stock-based compensation expense	259,127	270,148
Non-cash operating lease expense	(966)	30,023
Amortization of debt premium / discount and non-cash financing costs	107,452	107,349
Change in operating assets and liabilities
Accounts receivable	2,305,710	5,785,530
Inventories	4,588,812	7,100,607
Deferred tax assets / liabilities	(967,113)	(1,788,694)
Prepayments and other current assets	1,278,027	1,729,990
Non-current prepayments	140,844	215,834
Other non-current assets	7,965	5,420
Accounts payable	686,843	2,607,691
Credit cards payable	(25,869)	(584,648)
Customer deposit	(9,719)	95,260
Other payables and accrued liabilities	(848,767)	(3,844,758)
Income taxes payable	103,796	(8,617)
Net cash provided by operating activities	5,045,731	7,778,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(127,367)
Net cash used in investing activities	–	(127,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	–	94,409
Payments to related parties	–	(82,500)
Proceeds from short-term loans - related party	2,000,000	31,385
Payment on investment payable	–	(1,500,000)
Payments on short-term loans - related party	(1,000,000)	–
Payments on short-term loans	(875,000)	(906,385)
Proceeds from long-term loans	–	3,022,655
Payments on long-term loans	(7,300,000)	(6,200,000)
Net cash used in financing activities	(7,175,000)	(5,540,436)

EFFECT OF EXCHANGE RATE ON CASH	(118,346)	64,773

CHANGES IN CASH	(2,247,615)	2,175,178

CASH AND CASH EQUIVALENT, beginning of period	3,735,642	1,821,947

CASH AND CASH EQUIVALENT, end of period	$1,488,027	$3,997,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$55,000
Cash paid for interest	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired under new operating leases	$632,732	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2023 and June 30, 2023 and for the Three and Six Months Ended December 31, 2023 and 2022

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

On January 13, 2022, the Company entered into a joint venture agreement and formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistics services primarily for foreign-based manufacturers and distributors who desire to sell their products online in the United States, with such logistics services to include, without limitation, receiving, storing and transporting such products. The Company owns 40% of the equity interest in Box Harmony, retaining significant influence, but does not own a majority equity interest in or otherwise control Box Harmony. See details at Note 3 below.

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

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and VIE and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2023, which are included in Form 10-K filed with the SEC on September 14, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, E Marketing Solution Inc., Global Product Marketing Inc., Global Social Media, LLC, and Anivia Limited and its subsidiaries and VIE, including Fly Elephant Limited, Dayourenzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. All inter-company balances and transactions have been eliminated.

Emerging Growth Company Status

The company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the Company’s actual results could differ significantly from those estimates.

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

The balance sheet amounts of the VIE, with the exception of equity, on December 31, 2023, were translated at 7.0786 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the six months ended December 31, 2023 was 7.2201 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Accounts receivable are recognized and carried at the carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022, which evaluation was conducted prior to the Company’s filing of its Annual Report on Form 10-K for the period ended June 30, 2022. Due to the decrease in the Company’s share price subsequent to the filing of the June 30, 2022 Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the quarter ended September 30, 2022. The Company also considered the Market Capital Method, an alternative market approach, which suggested the Company’s goodwill is partially impaired.

During the period ended December 31, 2023, in addition to a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C, the Company also performed a quantitative analysis using the Discounted Cash Flow and Market Capital Method and noted no goodwill impairment. As of December 31, 2023 and 2022, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at December 31, 2023 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationships	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of December 31, 2023 and 2022, there were no indicators of impairment.

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

On February 15, 2022, as part of the consideration paid for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million. On February 15, 2022, the Company evaluated the fair value of the Purchase Note to be $3.6 million using the following inputs:

Corporate bond yield	3.1%
Risk-free rate	1.6%
Liquidity premium	0.4%
Discount rate	3.5%

As of December 31, 2023, the outstanding balance of the Purchase Note was $1,150,508, including principal due of $875,000, a premium of $6,445, and $269,063 of accrued interest.

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

Total advertising and promotional costs included in selling and fulfillment expenses for the three and six months ended December 31, 2023 and 2022 were as following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Advertising and promotion	$1,139,239	$1,306,112	$2,709,981	$2,472,461

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the six months ended December 31, 2023 and 2022, sales through Amazon to Canada and other foreign countries were approximately 9.8% and 13.5% of the Company’s total sales. During the six months ended December 31, 2023, sales of hydroponic products, including ventilation and grow light systems, was approximately 19.3% of the Company’s total sales and the remaining 80.7% consisted of general gardening, home goods, and other products and accessories. During the six months ended December 31, 2022, sales of hydroponic products, including ventilation and grow light systems, were approximately 47% of the Company’s total sales and the remaining 53% consisted of general gardening, home goods and other products and accessories. As of December 31, 2023 and June 30, 2023, the Company had approximately $2.1 million and $1.6 million of inventory stored in China, respectively. The Company’s majority of long-lived assets are located in California, United States, a majority of the deferred tax assets are U.S. related, and a majority of the Company’s revenues are derived from within the U.S.

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

The Company believes that our income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, Income Taxes. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

Earnings per share

Basic earnings per share are computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities convertible or exercisable into common stock were issued upon conversion or exercise.

Recently issued accounting pronouncements

In December 2023, The FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” This ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In November 2023, The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments: 1. Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. 2. Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. 3. Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification® Topic 280, Segment Reporting, in interim periods. 4. Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. 5. Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6. Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the three and six months ended December 31, 2023 and 2022, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

The contractual arrangements between the WFOE and DHS are established through a variable interest operating entity structure, which is reflected in (i) an exclusive business cooperation agreement, dated December 15, 2021, between the WFOE and DHS, (ii) an exclusive equity interest pledge agreement, dated December 15, 2021, between the WFOE and DHS in which the equity of DHS was pledged to the WFOE, (iii) an exclusive option agreement, dated December 15, 2021, between the WFOE, DHS and its equity holders, Li Zanyu and Xie Jing (the “Equity Holders), pursuant to which the Equity Holders give the WFOE the irrevocable and exclusive right to purchase the equity interests in DHS, and (iii) a power of attorney, dated December 15, 2021, pursuant to which Li Zanyu and Xie Jing, the holders of 100% of the equity interest of DHS, granted the WFOE all voting and other rights to their equity interest in DHS. According to the exclusive business cooperation agreement, in consideration for the services provided by the WFOE, DHS shall pay a service fee to the WFOE on annual basis (or at any time agreed by the Parties). The service fees for each year (or for any other period agreed to by the Parties) consist of a management fee and a fee for services provided, as reasonably determined by the WFOE based on the nature, complexity, time, and other market and operation factors. The WFOE may provide a separate confirmation letter and/or invoice to DHS to indicate the amount of service fees due for each service period; or the amount of services fees may be as set forth in the relevant contracts separately executed by the Parties. DHS is principally engaged in selling a wide range of products and providing logistics services in the PRC.

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

Total fair value of the consideration for the transaction was $10,629,000, which was paid to White Cherry as follows: at closing, the Company (i) paid $3,500,000 in the form of a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”), (ii) issued 3,083,700 restricted shares of the Company’s common stock, which shares were subject to a lock-up period of 180 days and remain subject to insider trading rules, and (iii) an additional $1,500,000 in cash which was to be paid after closing.

JP Morgan Chase Bank, the Company’s senior secured lender (“JPM”), consented to the transaction. In conjunction with obtaining JPM’s consent, the Company delivered an amendment to the pledge and security agreement with JPM, pursuant to which the Company pledged to JPM 65% of the equity interest of Anivia, Fly Elephant Limited and the WFOE.

On October 7, 2022, in conjunction with the Company’s entry into the Second Amendment to the Credit Agreement, the Company’s promissory note holder, White Cherry, entered into an amendment (the “Amendment”) to the subordination agreement, originally dated March 9, 2022 (the “Subordination Agreement”). The Amendment to the Subordination Agreement was amended solely for purposes of adjusting the definition of payment conditions under Section 2 of the Subordination Agreement such that “payment conditions” thereafter were to be deemed satisfied in connection with a permitted payment if (a) no event of default has occurred under the credit agreement and is continuing and (b) the Company has Excess Availability in the 30 days prior to the payment (as defined in the Second Amendment to the Credit Agreement) of no less than $7,500,000.

In addition, in conjunction with the closing of the transaction, the WFOE entered into an employment agreement with Li Zanyu, dated February 15, 2022 (the “Employment Agreement”), pursuant to which Mr. Li was appointed to serve as general manager of the WFOE for a term of 10 years (through February 14, 2032), with annual base compensation of up to 500,000 RMB plus bonus as may be determined by the WFOE from time to time, in its sole discretion, based on Mr. Li’s performance. During his term of employment, Mr. Li may not engage in other employment without the consent of the WFOE.

The acquisition of Anivia was accounted for as a business combination under ASC 805. As the acquirer for accounting purposes, the Company has estimated the fair value of Anivia and its subsidiaries’ assets acquired and conformed the accounting policies of Anivia to its own accounting policies. The Company applied the income approach and cost approach in determining the fair value of the intangible assets, which intangible assets consisted of a covenant not to compete, supplier relationship and software. The fair value of the remaining assets acquired and liabilities assumed were not significantly different from their carrying values at the acquisition date. In addition, pursuant to the Transfer Agreement, the Sellers made certain representations and warranties, including that other than the items presented on the balance sheet on February 15, 2022, DHS, the operating VIE, was not subject to any loans, debts, liabilities, guarantees or other contingent liabilities at the Closing date. In the event of any breach of any of the representations and warranties, the sellers will bear joint and several liability for any direct or indirect losses suffered by the Company as a result thereof. The Company recognized approximately $6.1 million of goodwill in the transaction, which is primarily due to the subsumed assembled workforce intangible assets. Goodwill is not deductible for income tax purposes. The Company expensed with the acquisition certain legal and accounting costs of $54,702 as general and administration expenses and $50,000 paid to JPM as financing fees.

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

As of December 31, 2023 and 2022, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s unaudited condensed consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	December 31, 2023	June 30, 2023
Cash in bank	$397,027	$341,774
Prepayments and other receivables	$327,931	$664,886
Rent deposit	$74,209	$81,624
Office equipment, net	$21,422	$33,774
Right of use – noncurrent	$543,307	$6,104
Deferred tax assets	$–	$64,510
Advance from shareholders	$87,305	$85,200
Accounts payable	$256,944	$6,278
Lease liability	$545,219	$4,758
Income tax payable	$283,519	$276,683
Other payables and accrued liabilities	$526,727	$344,735

The operating results of the VIE were as follows for the three and six months ended December 31, 2023:

	Three Months	Six Months
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$27,461	$(391,882)

The operating results of the VIE were as follows for the three and six months ended December 31, 2022:

	Three Months	Six Months
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$(177,947)	$(911,564)

For the three and six months ended December 31, 2023, the VIE contributed approximately $1.8 million and $3.9 million of revenue and $0.15 million and $0.2 million of net loss before elimination, respectively. For the three and six months ended December 31, 2022, the VIE contributed approximately $1.1 million and $4.3 million of revenue and $0.1 million and $0.6 million of net loss before elimination, respectively.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	December 31, 2023	June 30, 2023
Accounts receivable	$11,835,833	$14,141,543
Less: allowance for credit losses	(70,000)	(70,000)
Total accounts receivable	$11,765,833	$14,071,543

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2022	$70,000
Allowance recorded during the three months ended September 30, 2022	–
Balance at September 30, 2022	$70,000
Allowance recorded during the three months ended December 31, 2022	–
Balance at December 31, 2022	$70,000

Balance at June 30, 2023	$70,000
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$70,000
Allowance recorded during the three months ended December 31, 2023	–
Balance at December 31, 2023	$70,000

Note 7 – Inventories, net

As of December 31, 2023 and June 30, 2023, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $15,782,322 and $20,593,889, respectively.

For the three and six months ended December 31, 2023, the Company recorded inventory reserve expense of $117,563 and $222,755, respectively. For the three and six months ended December 31, 2022, the Company recorded inventory reserve expense of $74,998 and $74,998, respectively. As of December 31, 2023 and June 30, 2023, allowance for obsolescence was $781,655 and $558,899, respectively.

Note 8 – Prepayments and other current assets, net

As of December 31, 2023 and June 30, 2023, prepayments and other current assets consisted of the following:

	December 31, 2023	June 30, 2023
Advance to suppliers	$750,973	$1,668,173
Prepaid income taxes	41,987	45,718
Prepaid expenses and other receivables	939,377	1,393,433
Less: Allowance for credit losses	(249,128)	(249,128)

Total	$1,483,209	$2,858,196

Other receivables consisted of delivery fees of $64,831 and $165,962 and receivables from one and two unrelated parties for their use of the Company’s courier accounts at December 31, 2023 and June 30, 2023.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2022	$–
Allowance recorded during the three months ended September 30, 2022	–
Balance at September 30, 2022	$–
Allowance recorded during the three months ended December 31, 2022	–
Balance at December 31, 2022	$–

Balance at June 30, 2023	$249,128
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$249,128
Allowance recorded during the three months ended December 31, 2023	–
Balance at December 31, 2023	$249,128

Note 9 – Non-current prepayments

Non-current prepayments included $356,241 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $34,371 down payment on a four-year car lease. As of December 31, 2023 and June 30, 2023, total non-current prepayments were $390,612 and $531,456, respectively. For the three and six months ended December 31, 2023, the Company recorded $70,422 and $140,844 amortization of prepayments in the operating expenses, respectively. For the three and six months ended December 31, 2022, the Company recorded $107,917 and $215,834 amortization of prepayments in the operating expenses, respectively.

Note 10 – Intangible assets, net

As of December 31, 2023 and June 30, 2023, intangible assets, net, consisted of the following:

	December 31, 2023	June 30, 2023
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(1,217,572)	(892,886)
Total	$3,955,385	$4,280,071

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at December 31, 2023 was approximately 6.7 years. The amortization expense for the three and six months ended December 31, 2023 and 2022 was $162,343 and $324,686, respectively. The amortization expense for the three and six months ended December 31, 2022 was $162,343 and $324,686, respectively. At December 31, 2023, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2024	$324,686
2025	649,371
2026	649,371
2027	609,277
2028	468,750
Thereafter	1,253,930
Intangible assets, net	$3,955,385

Note 11 – Other payables and accrued liabilities

As of December 31, 2023 and June 30, 2023, other payables and accrued liabilities consisted of the following:

	December 31, 2023	June 30, 2023
Accrued payables for inventory in transit	$1,818,236	$2,948,551
Accrued Amazon fees	851,888	915,319
Sales taxes payable	382,715	448,433
Payroll liabilities	226,182	222,962
Other accrued liabilities and payables	436,975	295,802

Total	$3,715,996	$4,831,067

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. During the six months ended December 31, 2023 and 2022, the Company purchased a total of $0 and $31,385, respectively, in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price, which was presented as financing cash flows from short term loans on the statement of cash flows. As of December 31, 2023 and June 30, 2023, the outstanding balance included in other payables to this supplier was $0 and $0.

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

Below is a summary of the interest expense recorded for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Accrued interest	$67,689	$207,292	$201,304	$363,547
Credit utilization fees	20,539	6,824	36,065	13,586
Amortization of debt discount	66,305	66,304	132,609	132,610
Total	$154,533	$280,420	$369,978	$509,743

As of December 31, 2023 and June 30, 2023, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable was $2,862,857 and $9,791,191, respectively.

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

On November 11, 2022, the Company and JPMorgan entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPMorgan accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPMorgan agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of December 31, 2023, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. For the three months ended December 31, 2023, the Company recorded accrued interest of $13,125 and amortization of note premium of $12,579. For the six months ended December 31, 2023, the Company recorded accrued interest of $32,813 and amortization of note premium of $25,157. As of December 31, 2023, including $269,063 of accrued interest and $6,445 of unamortized premium, the total outstanding balance of the Purchase Note was $1,150,508, which is presented on the unaudited condensed consolidated balance sheet as a current portion of $1,150,508 and a non-current portion of $0. As of June 30, 2023, including $236,250 of accrued interest and $31,602 of unamortized premium, the total outstanding balance of the Purchase Note was $2,017,852, which is presented on the consolidated balance sheet as a current portion of $2,017,852 and a non-current portion of $0.

Short-term loan payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry and repaid $1 million on July 31, 2023. For the three and six months ended December 31, 2023, the Company recorded accrued interest of $26,128 and $32,189, respectively. As of December 31, 2023, including the accrued interest, the outstanding balance of the On-demand Loan was $1,032,189.

Note 13 - Related party transactions

Starting from March 2022 to January 2023, the Company subleased 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed in Note 1 and Note 2 above. For the three and six months ended December 31, 2023, the Company received and recorded sublease fee of $0 and $0 as other non-operating income, respectively. For the three and six months ended December 31, 2022, the Company recorded a sublease fee of $140,000 and $387,750 as other non-operating income.

During the period ended December 31, 2023, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. As of December 31, 2023, the total amount due from MII was $47,566.

On February 15, 2022, the Company assumed $92,246 of advance from shareholders of DHS through acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of December 31, 2023 and June 30, 2023, the balance of advance from shareholders was $87,305 and $85,200, respectively.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on-demand loan. See Note 12 above for details.

Note 14 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in PRC. Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations for the six months ended December 31, 2023 and 2022. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. DHS is subject to 5% tax rate in PRC. The Company made an election to apply the GILTI high-tax exclusion for DHS under the Final Regulations (T.D. 9902). As the result of the election, no GILTI tax was recorded as of December 31, 2023 and 2022. In addition, as a result of the acquisition, the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

For the three and six months ended December 31, 2023, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three and six months ended December 31, 2023 and 2022 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Current:
Federal	$1,705	$280,781	$–	$280,781
States	(904)	(123)	11,566	9,799
Foreign	–	–	–	–
Total current income tax provision	801	280,658	11,566	290,580

Deferred:
Federal	(555,981)	(1,090,318)	(840,629)	(1,259,785)
States	(133,943)	(203,562)	(200,567)	(306,707)
Foreign	184	(34,527)	64,809	(219,633)
Total deferred taxes	(689,740)	(1,328,407)	(976,387)	(1,786,125)

Total provision for income taxes	$(688,939)	$(1,047,749)	$(964,821)	$(1,495,545)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2018 to 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Statutory tax rate
Federal	21.00%		21.00%		21.00%		21.00%
State	5.82%		5.85%		5.82%		5.85%
Foreign tax rate difference	0.35%		(0.33%	)	0.20%		1.86%
Impairment loss on goodwill -permanent difference	–		–		–		(9.32%	)
Net effect of state income tax deduction and other permanent differences	(0.74%	)	(2.38%	)	(3.89%	)	(2.72%	)

Effective tax rate	26.43%		24.14%		23.13%		16.67%

As of December 31, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $41,987 and $283,519, respectively. As of June 30, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $45,718 and $276,683, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31, 2023	June 30, 2023
Deferred tax assets
263A calculation	$183,268	$239,142
Inventory reserve	209,655	149,907
State taxes	2,619	2,435
Accrued expenses	253,589	273,589
ROU assets / liabilities	113,992	115,125
Net Operation loss	3,002,627	2,173,221
Disallowed interest expense	214,299	163,381
Stock-based compensation	277,228	207,726
Valuation allowance	(66,104)	–
Others	85,596	85,596
Total deferred tax assets	4,276,769	3,410,122

Deferred tax liabilities
Depreciation	(91,944)	(105,323)
Intangible assets acquired	(1,062,462)	(1,149,549)
Total deferred tax liabilities	(1,154,406)	(1,254,872)

Net deferred tax assets	$3,122,363	$2,155,250

For the six months ended December 31, 2023, the Company recorded $66,104 of valuation allowance to reduce deferred tax assets for the losses incurred by DHS.

Note 15 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to iPower Inc.	$(1,914,828)	$(3,290,439)	$(3,201,343)	$(7,472,815)

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$29,790,242	$29,742,620	$29,777,378	$29,687,878
Losses per share of ordinary shares - basic and diluted	$(0.06)	$(0.11)	$(0.11)	$(0.25)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants and unvested RSUs as the Company had a net loss for the three and six months ended December 31, 2023 and 2022.

*	The computation of diluted EPS did not include the shares underlying the exercise of options granted as none of the options were vested as December 31, 2023 and 2022.

*

For the three and six months ended December 31, 2023, 40,981 and 107,347 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

*

For the three and six months ended December 31, 2022, 154,261 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (losses) per share when the shares are fully vested.

Note 16 – Equity

Common Stock

As of December 31, 2023, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

As of December 31, 2023 and June 30, 2023, there were 29,710,939 and 29,710,939 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions, and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2023 and June 30, 2023, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan, which Form S-8 was subsequently amended on December 6, 2022, September 15, 2023 and November 22, 2023.

Restricted Stock Unit

Following completion of the Company’s IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which vested over 12 months following the grant date and were subject to other restrictions until the filing of a Registration Statement on Form S-8 registering the shares. The fair value of the RSUs was determined based on $5.00 per share, the initial listing price of the Company’s Common Stock on the grant date. During the six months ended December 31, 2023, the Company granted an additional 62,600 shares of RSUs. For the three and six months ended December 31, 2023, the Company recorded $30,863 and $38,363 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the six months ended December 31, 2023 and 2022. As of December 31, 2023 and June 30, 2023, the unvested number of RSUs was 47,481 and 38,793 and the unamortized expense was $34,439 and $22,500, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2023	38,793
RSUs granted	62,600	$50,302
RSUs forfeited	–
RSUs vested	(53,912)
RSUs granted, but not vested, at December 31, 2023	47,481

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of December 31, 2023, of the 285,923 vested RSUs, 178,576 shares of Common Stock were issued, and 107,347 shares were to be issued in the near future.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and grants of stock option (the “Option Grants”) exercisable to purchase (i) 3,000,000 shares of Common Stock to Chenlong Tan, CEO and (ii) 330,000 shares of Common Stock to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12 per share, a contractual term of 10 years, and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment of the recipients through each vesting date. Each of the six vesting tranches of the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days) has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The estimated achievement status of the operational milestones as of December 31, 2023 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at December 31, 2023, $2.3 million is deemed probable of vesting. As of December 31, 2023, none of the options had vested. For the three and six months ended December 31, 2023, the Company recorded $110,382 and $220,764 of stock-based compensation expense related to the Option Grants. For the three and six months ended December 31, 2022, the Company recorded $110,382 and $220,764 of stock-based compensation expense related to the Option Grants. As of December 31, 2023, unrecognized compensation cost related to tranches probable of vesting is approximately $1.5 million and will be recognized over two years to nine years, depending on the tranche.

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through December 31, 2023, none of the private placement investors exercised any of their warrants. As such, as of December 31, 2023 and June 30, 2023, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2023 and June 30, 2023, $1,488,027 and $3,735,642, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.2 million and $2.7 million, respectively, in excess of the FDIC insurance limit, as of December 31, 2023 and June 30, 2023.

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

Customer and vendor concentration risk

For the six months ended December 31, 2023 and 2022, Amazon Vendor and Amazon Seller customers accounted for 95% and 91% of the Company's total revenues, respectively. As of December 31, 2023 and June 30, 2023, accounts receivable from Amazon Vendor and Amazon Seller accounted for 93% and 95% of the Company’s total accounts receivable.

For the six months ended December 31, 2023 and 2022, two suppliers accounted for 20% (11% and 9%) and 41% (31% and 10%) of the Company's total purchases, respectively. As of December 31, 2023 and June 30, 2023, accounts payable to two suppliers accounted for 54% (42% and 12%) and 55% (49% and 6%) of the Company’s total accounts payable.

Note 19 - Commitments and contingencies

Lease commitments

The Company has entered into a lease agreement for office and warehouse space with a lease period from December 1, 2018 until December 31, 2020. On August 24, 2020, the Company negotiated for new terms to extend the lease through December 21, 2023 at the rate of approximately $42,000 per month. On December 21, 2023, the lease expired without renewal.

On September 1, 2020, in addition to the primary fulfillment center, the Company leased a second fulfillment center in City of Industry, California. The base rental fee was $27,921 to $29,910 per month through October 31, 2023. On October 31, 2023, the lease expired without renewal.

On February 15, 2022, upon completion of the acquisition of Anivia Limited, the Company assumed an operating lease for offices located in the PRC. In July 2023, the Company renewed the lease contract for its existing office plus additional office space. The lease term is for three years expiring on July 14, 2026. The total base rental fee for these offices is approximately $19,406 per month.

On July 28, 2021, the Company entered into a Lease agreement (the “Lease Agreement”) with 9th & Vineyard, LLC, a Delaware limited liability company (the “Landlord”), to lease from the Landlord approximately 99,347 square feet of space located at 8798 9th Street, Rancho Cucamonga, California (the “Premises”). The term of the Lease Agreement is for 62 months, commencing on the date on which the Landlord completes certain prescribed improvements on the property (the “Rent Commencement Date”). The Lease Agreement does not provide for an option to renew. Under the Lease Agreement, the Company is responsible for its pro rata share of certain costs, including utility costs, insurance and common area costs, as further detailed in the Lease Agreement. In addition, following the Rent Commencement Date, the first two months of the Base Rent were abated.

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

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee for the Duarte fulfillment center is $56,000 to $59,410 per month through April 30, 2025.

The Company’s total commitment for the full term of these leases is $12,649,053. The financial statements reflected $7,141,633 and $7,837,345, respectively, of operating lease right-of-use assets, and $7,568,542 and $8,265,220, respectively, of operating lease liabilities as of December 31, 2023 and June 30, 2023.

Three months Ended December 31, 2023 and 2022:

Lease cost	12/31/2023	12/31/2022
Operating lease cost (included in G&A in the Company's statement of operations)	$739,557	$775,494

Other information
Cash paid for amounts included in the measurement of lease liabilities	$742,427	$755,643
Remaining term in years	1.33 – 4.42	0.58 – 5.42
Average discount rate - operating leases	5 - 8%	5 - 8%

Six Months Ended December 31, 2022 and 2021:

Lease cost	12/31/2023	12/31/2022
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$1,532,546	$1,554,727

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,529,857	$1,524,704
Remaining term in years	1.33 – 4.42	0.58 – 5.42
Average discount rate - operating leases	5 - 8%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	12/31/2023	6/30/2023
Right of use asset - non-current	$7,141,633	$7,837,345

Lease Liability – current	2,065,177	2,159,173
Lease Liability - non-current	5,503,365	6,106,047
Total operating lease liabilities	$7,568,542	$8,265,220

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2024	$1,187,861
2025	2,320,324
2026	1,773,910
2027	1,596,573
2028	1,459,408
Less: Imputed interest/present value discount	(769,534)
Present value of lease liabilities	$7,568,542

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). This matter is presently scheduled to hold its evidentiary hearing before a FINRA arbitration panel during the first two weeks of March 2024. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. The Company cannot reasonably estimate the amount of potential exposure as of the date of this report.

In an effort to contain or slow the COVID-19 outbreak, authorities across the world implemented various measures, including travel bans, stay-at-home orders and shutdowns of certain businesses. While most of these measures have since been rescinded or modified and much of the effects related to COVID-19 have dissipated as COVID-19 has become endemic, the Company nonetheless anticipates that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences, may continue to negatively impact global economic activity.

In addition, in February 2022, the Russian Federation began conducting military operations against Ukraine, and in October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces began, both of which have since escalated into prolonged wars. While we do not do business in those regions, the military conflicts in Ukraine and in Israel have resulted in global economic uncertainty and increased the cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruptions which could cause us to seek alternate sources for product supply or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, we have experienced a delay in, as well as an increase in costs in shipping, and the resulting inventory level increase in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

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

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were available to be issued. The Company did not have any material subsequent events that required recognition or additional disclosure in the unaudited condensed consolidated financial statements presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our unaudited financial statements and the related notes thereto included elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Overview

Driven by technology and data, iPower Inc. (“iPower,” “we,” “us,” or “the Company”) is an online supplier of consumer goods, including consumer home goods, hydroponics equipment, general gardening, furniture and pet supplies. Through the operations of our e-commerce platforms and channel partners, our fulfillment centers in Rancho Cucamonga and Duarte, California, we believe we are one of the leading marketers, distributors and retailers in the consumer gardening and home goods categories, based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding our customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and increase sales.

We are actively developing and acquiring our in-house branded products, which to date include the iPower and Simple Deluxe brands and more, with some of our products achieving Amazon best seller product leaders and Amazon Choice products designations, among others.

Acquisitions and Joint Ventures

On February 15, 2022, in exchange for total consideration of $10.6 million, we acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the PRC and which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through a series of contractual arrangements summarized below, the business, revenues, and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the laws of the People’s Republic of China, or the PRC (the “Operating Company”) and located in Shenzhen, China. The Operating Company is principally engaged in selling a wide range of products and providing logistic services in the PRC.

On February 10, 2022, we entered into a joint venture agreement with Bro Angel, LLC ("Bro Angel”), Ji Shin, and Bing Luo (the “GSM Joint Venture Agreement”). Pursuant to the terms of the GSM Joint Venture Agreement, the parties formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, content and services to assist businesses, including the Company and other businesses, in the marketing of their products. Following entry into the GSM Joint Venture Agreement, GSM issued 10,000 certificated units of membership interest (the “GSM Equity Units”), of which the Company was issued 6,000 GSM Equity Units and Bro Angel was issued 4,000 GSM Equity Units. Messrs. Shin and Luo are the owners of 100% of the equity of Bro Angel.

Under the terms of the GSM limited liability operating agreement (the “GSM LLC Agreement”), the Company will contribute $100,000 to the capital of GSM and Bro Angel granted GSM, pursuant to the terms of an intellectual property licensing agreement, dated February 10, 2022 (the “IP License Agreement”), an exclusive worldwide paid up right and license to use all intellectual property of Bro Angel and its members for the purpose of furthering the proposed business of GSM. The GSM LLC Agreement prohibits the issuance of additional GSM Equity Units and certain other actions unless approved in advance by the Company.

Pursuant to the GSM Joint Venture Agreement, the Company and GSM also intended to enter into an occupancy management agreement pursuant to which the Company would grant to GSM the right to have access to and use of up to approximately 4,000 square feet of office space along with internet access at the Company’s facility located at 2399 Bateman Avenue, Duarte, CA 91010. It was contemplated that only approximately 300-400 square feet would initially be used by GSM. However, since the space was never utilized by GSM, iPower resumed using the contemplated space during the fiscal year ended June 30, 2023.

Trends and Expectations

Product and Brand Development

We plan to increase our investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement and enhance our product catalog and improve on existing products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine and the Israel-Hamas war may nonetheless increase the likelihood of supply chain disruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruption, we have experienced a delay in, as well as an increase in, costs in shipping, resulting in in increased inventory levels in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Ongoing COVID-19 Pandemic and Related Disruptions

While the worst of the COVID-19 pandemic has seemingly passed and we believe that the pandemic is unlikely to significantly impact our business going forward, we continue to closely monitor its impact on our business, results of operations and financial results. The situation surrounding the pandemic remains fluid and the full extent of the positive or negative impact of the COVID-19 pandemic on our business will depend on certain developments including the length of time of any regional outbreaks, the impact on consumer activity and behaviors, and the effect on our customers, employees, suppliers and stockholders, all of which are uncertain and cannot be predicted. While the COVID-19 pandemic has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping online remains unchanged, it is difficult to predict all of the positive or negative impacts that COVID-19 may have on our business over time. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, stockholders and communities.

Regulatory Environment

In additional to general consumer goods, we sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including for purposes of growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and a total of 46 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of certain U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the three months ended December 31, 2023 and 2022

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Variance
Revenues	$16,800,122	$19,254,590	(12.75%	)
Cost of goods sold	9,481,882	11,285,064	(15.98%	)
Gross profit	7,318,240	7,969,526	(8.17%	)
Operating expenses	9,870,587	12,052,092	(18.10%	)
Operating loss	(2,552,347)	(4,082,566)	(37.48%	)
Other expenses	54,575	258,457	(78.88%	)
Loss before income taxes	(2,606,922)	(4,341,023)	(39.95%	)
Income tax benefit	(688,939)	(1,047,749)	(34.25%	)
Net loss	(1,917,983)	(3,293,274)	(41.76%	)
Non-controlling interest	(3,155)	(2,835)	11.29%
Net loss attributable to iPower Inc.	(1,914,828)	(3,290,439)	(41.81%	)
Other comprehensive (loss) income	(160,255)	47,149	(439.89%	)
Comprehensive loss attributable to iPower Inc.	$(2,075,083)	$(3,243,290)	(36.02%	)

Gross profit % of revenues	43.56%	41.39%
Operating loss % of revenues	(15.19% )	(21.20% )
Net loss % of revenues	(11.42% )	(17.10% )

Revenues

Revenues for the three months ended December 31, 2023 decreased 12.75% to $16,800,122 as compared to $19,254,590 for the three months ended December 31, 2022. While pricing remained stable, the decreased revenue mainly resulted from a decrease in sales volume during the three months ended December 31, 2023 as the Company offered less promotions and clearance activities due to lower inventory level as compared to the three months ended December 31, 2022. This was partially offset by growth in the Company’s SuperSuite supply chain offerings.

Costs of Goods Sold

Costs of goods sold for the three months ended December 31, 2023 decreased 15.98% to $9,481,882 as compared to $11,285,064 for the three months ended December 31, 2022. The decrease was primarily due to a decrease in sales and freight costs. See discussions on gross profit below.

Gross Profit

Gross profit was $7,318,240 for the three months ended December 31, 2023 as compared to $7,969,526 for the three months ended December 31, 2022. The gross profit ratio increased to 43.56% for the three months ended December 31, 2023 from 41.39% for the three months ended December 31, 2022. The increase in the gross profit ratio was mainly driven by the decrease in costs of goods sold as a result of decreased freight charges during the current period. However, we cannot be assured that this trend will continue.

Operating Expenses

Operating expenses for the three months ended December 31, 2023 decreased 18.10% to $9,870,587 as compared to $12,052,092 for the three months ended December 31, 2022. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $2.4 million as a result of decreased costs related to advertising, merchant fees, rental expenses, and delivery fees, and an increase in general and administrative expenses of $0.2 million, which included payroll expenses, stock-based compensation expense, insurance expenses and other operating expenses.

Loss from Operations

Loss from operations was $2,552,347 for the three months ended December 31, 2023 as compared to $4,082,566 for the three months ended December 31, 2022. The decrease in loss was resulted from the decrease in operating expenses and the increase in gross profit ratio, as discussed above.

Other Expenses

Other expenses for the three months ended December 31, 2023 was $54,575 as compared to $258,457 for the three months ended December 31, 2022. The decrease in other expenses was mainly due to a decrease in interest, including amortization of debt discount on the revolving loan of $131,507 and an increase in other non-operating income of $69,238.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended December 31, 2023 was $1,914,828 as compared to $3,290,439 for the three months ended December 31, 2022, representing a decrease of net loss of $1,375,611. The decrease was primarily due to the increase in gross profit and decrease in operating expenses as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended December 31, 2023 was $2,075,083 as compared to $3,243,290 for the three months ended December 31, 2022, representing a decrease of comprehensive loss of $1,168,207. The decrease was due to the reasons discussed above, along with an increase in other comprehensive loss of $207,404 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

For the six months ended December 31, 2023 and 2022

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022	Variance
Revenues	$43,308,496	$45,277,263	(4.35%	)
Cost of goods sold	24,231,411	27,322,021	(11.31%	)
Gross profit	19,077,085	17,955,242	6.25%
Operating expenses	22,898,109	26,631,114	(14.02%	)
Operating loss	(3,821,024)	(8,675,872)	(55.96%	)
Other expenses	351,131	298,128	17.78%
Loss before income taxes	(4,172,155)	(8,974,000)	(53.51%	)
Income tax benefit	(964,821)	(1,495,545)	(35.49%	)
Net loss	(3,207,334)	(7,478,455)	(57.11%	)
Non-controlling interest	(5,991)	(5,640)	6.22%
Net loss attributable to iPower Inc.	(3,201,343)	(7,472,815)	(57.16%	)
Other comprehensive (loss) income	(160,962)	(64,326)	150.23%
Comprehensive loss attributable to iPower Inc.	$(3,362,305)	$(7,537,141)	(55.39%	)

Gross profit % of revenues	44.05%	39.66%
Operating loss % of revenues	(8.82% )	(19.16% )
Net loss % of revenues	(7.41% )	(16.52% )

Revenues

Revenues for the six months ended December 31, 2023 decreased 4.35% to $43,308,496 as compared to $45,277,263 for the six months ended December 31, 2022. While pricing remained stable, the decreased revenue mainly resulted from a decrease in sales volume during the six months ended December 31, 2023 as the Company offered less promotions and clearance activities due to lower inventory level as compared to the six months ended December 31, 2022. This was partially offset by growth in the Company’s SuperSuite supply chain offerings.

Costs of Goods Sold

Costs of goods sold for the six months ended December 31, 2023 decreased 11.31% to $24,231,411 as compared to $27,322,021 for the six months ended December 31, 2022. The decrease was primarily due to a decrease in sales and freight costs. See discussions on gross profit below.

Gross Profit

Gross profit was $19,077,085 for the six months ended December 31, 2023 as compared to $17,955,242 for the six months ended December 31, 2022. The gross profit ratio increased to 44.05% for the six months ended December 31, 2023 from 39.66% for the six months ended December 31, 2022. The increase in the gross profit ratio was mainly driven by the decrease in costs of goods sold as a result of decreased freight charges during the current period. However, we cannot be assured that this trend will continue.

Operating Expenses

Operating expenses for the six months ended December 31, 2023 decreased 14.02% to $22,898,109 as compared to $26,631,114 for the six months ended December 31, 2022. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $0.8 million as a result of decreased costs related to advertising, merchant fees, rental expenses and delivery fees, and a decrease of $3.1 million of impairment loss on goodwill triggered by a decrease in the Company’s share price of its common stock and the net loss incurred during the six months ended December 31, 2022.

Loss from Operations

Loss from operations was $3,821,024 for the six months ended December 31, 2023 as compared to $8,675,872 for the six months ended December 31, 2022. The decrease in loss was resulted from the decrease in operating expenses and the increase in gross profit, as discussed above.

Other Expenses

Other expenses for the six months ended December 31, 2023 was $351,131 as compared to $298,128 for the six months ended December 31, 2022. The increase in other expenses was mainly due to a combination of a decrease in interest expenses and a decrease in other non-operating income of $209,688 resulted from termination of sublease in January 2023.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the six months ended December 31, 2023 was $3,201,343 as compared to $7,472,815 for the six months ended December 31, 2022, representing a decrease of net loss of $4,271,472. The decrease was primarily due to the increase in gross profit and decrease in operating expenses as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the six months ended December 31, 2023 was $3,362,305 as compared to $7,537,141 for the six months ended December 31, 2022, representing a decrease of comprehensive loss of $4,174,836. The decrease was due to the reasons discussed above, along with an increase in other comprehensive loss of $96,636 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We primarily funded our operations with cash and cash equivalents generated from operations, including delaying payments to vendors, as well as through borrowing under our credit facility from JPMorgan Chase Bank ("JPM”). We had cash and cash equivalents of $1,488,027 as of December 31, 2023, representing a $2.2 million decrease from $3,735,642 as of June 30, 2023. The cash decrease was due to an increase in net cash used in financing activities, partially offset by net cash provided by operating activities.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing Ukraine-Russia and Israel-Hamas military conflicts, and the effects of COVID-19, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all of our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however, as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact on our margin profile and ability to generate cash. Currently, we have approximately $10 million in unused credit available under the revolving line with JPM. Given our current working capital position and available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of December 31, 2023 and June 30, 2023, our working capital was $4.7 million and $17.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2023 and 2022 was $5,045,730 and $7,778,208, respectively. The decrease in cash provided by operating activities mainly resulted from the decrease of changes in accounts payable, accounts receivable, inventories, prepayments and other current assets, partially offset by a decrease of changes in other payable and accrued liabilities.

Investing Activities

For the six months ended December 31, 2023 and 2022, net cash used in investing activities was $0 and $127,367, respectively. The decrease in cash used in investing activities was because the Company did not have additional purchase of equipment during the six months ended December 31, 2023.

Financing Activities

Net cash used in financing activities was $7,175,000 and $5,540,436, respectively, for the six months ended December 31, 2023 and 2022. The main reason the Company experienced an increase in net cash used in financing activities was primarily due to our payment of $9.2 million for: (1) $1.9 million to pay down the note payable to White Cherry; and (2) $7.3 million to pay down the outstanding balance of the asset-based revolving loan facility with JPM.

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

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding is provided by the Company after February 15, 2022. During the term of the agreements, which run for a term of 10 years from February 2022 to February 2032, the Company bears all risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a variable interest entity (“VIE”) of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 and Note 5 for details on acquisition.

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

During the six months ended December 31, 2023, in addition to a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C, the Company also performed a quantitative analysis using the Discounted Cash Flow and Market Capital Method and noted no goodwill impairment. As of December 31, 2023 and 2022, the remaining goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at December 31, 2023 include a covenant not to compete, supplier relationship and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of December 31, 2023, there were no indicators of impairment.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, the Company expected that the deferred tax assets are fully realizable so did not record any valuation allowance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

As of December 31, 2023, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we lack effective communication and reconciliation procedures in our controlled subsidiaries, and (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment concerning the design or effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

On August 24, 2023, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between July 13, 2023 to August 23, 2023 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until February 20, 2024 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless such period is extended by Nasdaq. If the Company does not regain compliance with the Minimum Bid Price Requirement by February 20, 2024, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Prior to February 20, 2024, we will submit a memorandum to Nasdaq seeking approval to utilize the additional 180-day compliance period to regain compliance with the Minimum Bid Price Requirement.

In the event the Company cannot regain compliance with the Minimum Bid Price Requirement during the Compliance Period or any subsequently granted compliance period, Nasdaq will provide the Company with notice that our common stock will be subject to delisting. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel. While Nasdaq’s notice to the Company of noncompliance has no immediate effect on the listing of our common stock and our common stock will continue to be listed on The Nasdaq Capital Market under the symbol “IPW,” there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
10.1	Incentive-Based Compensation Recovery (Clawback) Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

February 14, 2024	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

February 14, 2024	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

