Form 10-Q
period 2024-03-31
iPower Inc.
filed 2024-05-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock on May 14, 2024 was 29,818,232.

iPower Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2024 and June 30, 2023

	March 31,	June 30,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,714,724	$3,735,642
Accounts receivable, net	16,843,692	14,071,543
Inventories, net	11,872,286	20,593,889
Prepayments and other current assets	1,632,113	2,858,196
Total current assets	33,062,815	41,259,270

Non-current assets
Right of use - non-current	6,632,349	7,837,345
Property and equipment, net	405,621	536,418
Deferred tax assets, net	2,756,420	2,155,250
Non-current prepayments	320,190	531,456
Goodwill	3,034,110	3,034,110
Investment in joint venture	30,495	33,113
Intangible assets, net	3,793,042	4,280,071
Other non-current assets	381,631	427,254
Total non-current assets	17,353,858	18,835,017

Total assets	$50,416,673	$60,094,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,199,052	$13,244,957
Credit cards payable	236,000	366,781
Customer deposit	339,968	350,595
Other payables and accrued liabilities	3,242,002	4,831,067
Advance from shareholders	85,581	85,200
Lease liability - current	2,106,867	2,159,173
Long-term promissory note payable - current portion	–	2,017,852
Revolving loan payable	6,011,860	–
Income taxes payable	277,921	276,683
Total current liabilities	26,499,251	23,332,308

Non-current liabilities
Long-term revolving loan payable, net	–	9,791,191
Lease liability - non-current	4,949,802	6,106,047
Total non-current liabilities	4,949,802	15,897,238

Total liabilities	31,449,053	39,229,546

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and June 30, 2023	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 29,818,232 and 29,710,939 shares issued and outstanding at March 31, 2024 and June 30, 2023	29,819	29,712
Additional paid in capital	30,013,997	29,624,520
Accumulated deficits	(10,887,703)	(8,702,442)
Non-controlling interest	(34,519)	(24,915)
Accumulated other comprehensive loss	(153,974)	(62,134)
Total stockholders’ equity	18,967,620	20,864,741

Total liabilities and stockholders’ equity	$50,416,673	$60,094,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$23,308,508	$20,225,619	$66,617,004	$65,502,882

TOTAL REVENUES	23,308,508	20,225,619	66,617,004	65,502,882

COST OF REVENUES	12,360,170	12,433,898	36,591,581	39,755,919

GROSS PROFIT	10,948,338	7,791,721	30,025,423	25,746,963

OPERATING EXPENSES:
Selling and fulfillment	6,025,878	6,537,124	23,026,329	24,294,673
General and administrative	3,321,184	3,065,795	9,218,842	8,879,326
Impairment loss - goodwill	–	–	–	3,060,034
Total operating expenses	9,347,062	9,602,919	32,245,171	36,234,033

INCOME (LOSS) FROM OPERATIONS	1,601,276	(1,811,198)	(2,219,748)	(10,487,070)

OTHER INCOME (EXPENSE)
Interest expenses	(181,199)	(238,623)	(592,176)	(800,783)
Loss on equity method investment	(792)	(1,297)	(2,618)	(8,625)
Other non-operating income (expense)	(29,669)	(72,235)	32,003	199,125
Total other expenses, net	(211,660)	(312,155)	(562,791)	(610,283)

INCOME (LOSS) BEFORE INCOME TAXES	1,389,616	(2,123,353)	(2,782,539)	(11,097,353)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	377,147	(589,581)	(587,674)	(2,085,126)
NET INCOME (LOSS)	1,012,469	(1,533,772)	(2,194,865)	(9,012,227)

Non-controlling interest	(3,613)	(3,238)	(9,604)	(8,878)

NET INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$1,016,082	$(1,530,534)	$(2,185,261)	$(9,003,349)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	69,122	17,604	(91,840)	(46,722)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$1,085,204	$(1,512,930)	$(2,277,101)	$(9,050,071)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,821,811	29,730,914	29,791,990	29,702,014

Diluted	29,821,811	29,730,914	29,791,990	29,702,014

EARNINGS (LOSSES) PER SHARE
Basic	$0.03	$(0.05)	$(0.07)	$(0.30)

Diluted	$0.03	$(0.05)	$(0.07)	$(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit)	Interest	(loss)	Total
Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741
Net loss	–	–	–	(1,286,515)	(2,836)	–	(1,289,351)
Stock-based compensation	–	–	117,882	–	–	–	117,882
Foreign currency translation adjustments	–	–	–	–	–	(707)	(707)
Balance, September 30, 2023, unaudited	29,710,939	$29,712	$29,742,402	$(9,988,957)	$(27,751)	$(62,841)	$19,692,565
Net loss	–	–		(1,914,828)	(3,155)	–	(1,917,983)
Stock-based compensation	–	–	141,245	–	–	–	141,245
Foreign currency translation adjustments	–	–	–	–	–	(160,255)	(160,255)
Balance, December 31, 2023, unaudited	29,710,939	$29,712	$29,883,647	$(11,903,785)	$(30,906)	$(223,096)	17,755,572
Net income	–	–	–	1,016,082	(3,613)	–	1,012,469
Stock-based compensation	–	–	130,457	–	–	–	130,457
Restricted shares issued for vested RSUs	107,293	107	(107)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	69,122	69,122
Balance, March 31, 2024, unaudited	29,818,232	$29,819	$30,013,997	$(10,887,703)	$(34,519)	$(153,974)	$18,967,620
							–
Balance, June 30, 2022	29,572,382	$29,573	$29,111,863	$3,262,948	$(13,232)	$5,678	$32,396,830
Net loss	–	–	–	(4,182,376)	(2,805)	–	(4,185,181)
Stock-based compensation	–	–	137,882	–	–	–	137,882
Foreign currency translation adjustments	–	–	–	–	–	(111,475)	(111,475)
Balance, September 30, 2022, unaudited	29,572,382	$29,573	$29,249,745	$(919,428)	$(16,037)	$(105,797)	$28,238,056
Net loss	–	–		(3,290,439)	(2,835)	–	(3,293,274)
Stock-based compensation	–	–	132,266	–	–	–	132,266
Foreign currency translation adjustments	–	–	–	–	–	47,149	47,149
Balance, December 31, 2022, unaudited	29,572,382	$29,573	$29,382,011	$(4,209,867)	$(18,872)	$(58,648)	$25,124,197
Net loss	–	–	–	(1,530,534)	(3,238)	–	(1,533,772)
Stock-based compensation	–	–	117,574	–	–	–	117,574
Foreign currency translation adjustments	–	–	–	–	–	17,604	17,604
Balance, March 31, 2023, unaudited	29,572,382	$29,573	$29,499,585	$(5,740,401)	$(22,110)	$(41,044)	$23,725,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2024 and 2023

	For the Nine Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,194,865)	$(9,012,227)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	599,241	594,718
Inventory reserve	222,755	238,899
Loss on equity method investment	2,618	8,625
Impairment loss - goodwill	–	3,060,034
Stock-based compensation expense	389,584	387,722
Non-cash operating lease expense	(3,555)	27,874
Amortization of debt premium / discount and non-cash financing costs	167,312	161,074
Change in operating assets and liabilities
Accounts receivable	(2,772,149)	1,727,405
Inventories	8,498,848	10,547,933
Deferred tax assets/liabilities	(601,170)	(2,485,274)
Prepayments and other current assets	1,226,083	1,974,296
Non-current prepayments	211,266	323,751
Other non-current assets	45,623	11,448
Accounts payable	954,095	3,904,541
Credit cards payable	(130,781)	(510,840)
Customer deposit	(10,627)	209,405
Other payables and accrued liabilities	(1,453,560)	(3,473,115)
Income taxes payable	1,238	89,563
Net cash provided by operating activities	5,151,956	7,785,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(144,885)

Net cash used in investing activities	–	(144,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	–	94,409
Payments to related parties	–	(82,500)
Proceeds from short-term loans - related party	2,000,000	31,385
Payment on investment payable	–	(1,500,000)
Payments on short-term loans - related party	(2,000,000)	–
Payments on short-term loans	(1,750,000)	(1,781,385)
Proceeds from long-term loans	2,950,000	3,835,615
Payments on long-term loans	(7,300,000)	(8,600,000)
Net cash used in financing activities	(6,100,000)	(8,002,476)

EFFECT OF EXCHANGE RATE ON CASH	(72,874)	(40,923)

CHANGES IN CASH	(1,020,918)	(402,452)

CASH AND CASH EQUIVALENT, beginning of period	3,735,642	1,821,947

CASH AND CASH EQUIVALENT, end of period	$2,714,724	$1,419,495

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$55,000
Cash paid for interest	$273,438	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired under new operating leases	$632,732	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2024 and June 30, 2023 and for the Three and Nine Months Ended March 31, 2024 and 2023

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

Foreign currency translation and transactions

The reporting and functional currency of iPower and its subsidiaries is the U.S. dollar (“USD”). iPower’s WFOE and VIE in China uses the local currency, Renminbi (“RMB”), as its functional currency. Assets and liabilities of the VIE are translated at the current exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts of the VIE, with the exception of equity, on March 31, 2024, were translated at 7.2212 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the nine months ended March 31, 2024 was 7.2000 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

During the period ended March 31, 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of March 31, 2024 and June 30, 2023, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at March 31, 2024 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationships	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of March 31, 2024 and 2023, there were no indicators of impairment.

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

As of March 31, 2024, the outstanding balance of the Purchase Note was $0.

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

Total advertising and promotional costs included in selling and fulfillment expenses for the three and nine months ended March 31, 2024 and 2023 were as following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Advertising and promotion	$819,827	$1,304,662	$3,529,809	$3,777,122

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related inbound freight and delivery fees.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the three and nine months ended March 31, 2024 and 2023, the Company recorded vendor credit of $858,456 and $0, respectively.

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the nine months ended March 31, 2024 and 2023, sales through Amazon to Canada and other foreign countries were approximately 8.5% and 12.8% of the Company’s total sales. During the nine months ended March 31, 2024, sales of hydroponic products, including ventilation and grow light systems, was approximately 21.7% of the Company’s total sales and the remaining 78.3% consisted of general gardening, home goods, and other products and accessories. During the nine months ended March, 2023, sales of hydroponic products, including ventilation and grow light systems, were approximately 46% of the Company’s total sales and the remaining 54% consisted of general gardening, home goods and other products and accessories. As of March, 2024 and June 30, 2023, the Company had approximately $1.9 million and $1.6 million of inventory stored in China, respectively. The Company’s majority of long-lived assets are located in California, United States, a majority of the deferred tax assets are U.S. related, and a majority of the Company’s revenues are derived from within the U.S.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the three and nine months ended March 31, 2024 and 2023, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

As of March 31, 2024 and June 30, 2023, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s unaudited condensed consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	March 31, 2024	June 30, 2023
Cash in bank	$397,087	$341,774
Prepayments and other receivables	$181,380	$664,886
Rent deposit	$72,743	$81,624
Office equipment, net	$16,373	$33,774
Right of use – noncurrent	$485,118	$6,104
Deferred tax assets	$–	$64,510
Advance from shareholders	$85,581	$85,200
Accounts payable	$355,189	$6,278
Lease liability	$485,262	$4,758
Income tax payable	$277,921	$276,683
Other payables and accrued liabilities	$484,343	$344,735

The operating results of the VIE were as follows for the three and nine months ended March 31, 2024:

	Three Months	Nine Months
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$63,898	$(327,984)

The operating results of the VIE were as follows for the three and nine months ended March 31, 2023:

	Three Months	Nine Months
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$389,995	$1,301,559

For the three and nine months ended March 31, 2024, the VIE contributed approximately $1.6 million and $5.5 million of revenue and $0.1 million and $0.3 million of net loss before elimination, respectively. For the three and nine months ended March 31, 2023, the VIE contributed approximately $0.7 million and $5.0 million of revenue and $0.1 million and $0.7 million of net loss before elimination, respectively.

Note 6 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	March 31, 2024	June 30, 2023
Accounts receivable	$16,913,692	$14,141,543
Less: allowance for credit losses	(70,000)	(70,000)
Total accounts receivable	$16,843,692	$14,071,543

During the three and nine months ended March 31, 2024 and 2023, there were no changes in allowance for credit losses on accounts receivable.

Note 7 – Inventories, net

As of March 31, 2024 and June 30, 2023, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $11,872,286 and $20,593,889, respectively.

For the three and nine months ended March 31, 2024, the Company recorded inventory reserve expense of $0 and $222,755, respectively. For the three and nine months ended March 31, 2023, the Company recorded inventory reserve expense of $163,901 and $238,899, respectively. As of March 31, 2024 and June 30, 2023, allowance for obsolescence was $781,655 and $558,899, respectively.

Note 8 – Prepayments and other current assets, net

As of March 31, 2024 and June 30, 2023, prepayments and other current assets consisted of the following:

	March 31, 2024	June 30, 2023
Advance to suppliers	$756,107	$1,668,173
Prepaid income taxes	31,496	45,718
Prepaid expenses and other receivables	1,093,638	1,393,433
Less: Allowance for credit losses	(249,128)	(249,128)

Total	$1,632,113	$2,858,196

Other receivables consisted of delivery fees of $6,619 and $165,962 from one and two unrelated parties for their use of the Company’s courier accounts at March 31, 2024 and June 30, 2023.

During the three and nine months ended March 31, 2024 and 2023, there were no changes in allowance for credit losses on other receivables.

Note 9 – Non-current prepayments

Non-current prepayments included $292,071 for product sourcing, marketing research and promotion, and other management advisory and consulting services to companies owned by an employee and minority shareholder and by relatives of a minority shareholder of the Company. The terms of these services are from two years to five years. In addition, there was a $28,119 down payment on a four-year car lease. As of March 31, 2024 and June 30, 2023, total non-current prepayments were $320,190 and $531,456, respectively. For the three and nine months ended March 31, 2024, the Company recorded $70,422 and $211,266 amortization of prepayments in the operating expenses, respectively. For the three and nine months ended March 31, 2023, the Company recorded $107,917 and $323,751 amortization of prepayments in the operating expenses, respectively.

Note 10 – Intangible assets, net

As of March 31, 2024 and June 30, 2023, intangible assets, net, consisted of the following:

	March 31, 2024	June 30, 2023
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(1,379,915)	(892,886)
Total	$3,793,042	$4,280,071

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at March 31, 2024 was approximately 6.45 years. The amortization expense for the three and nine months ended March 31, 2024 was $162,343 and $ 487,028, respectively. The amortization expense for the three and nine months ended March 31, 2023 was $162,343 and $487,028, respectively. At March 31, 2024, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2024	$162,343
2025	649,371
2026	649,371
2027	609,277
2028	468,750
Thereafter	1,253,930
Intangible assets, net	$3,793,042

Note 11 – Other payables and accrued liabilities

As of March 31, 2024 and June 30, 2023, other payables and accrued liabilities consisted of the following:

	March 31, 2024	June 30, 2023
Accrued payables for inventory in transit	$1,012,844	$2,948,551
Accrued Amazon fees	866,398	915,319
Sales taxes payable	436,267	448,433
Payroll liabilities	198,035	222,962
Other accrued liabilities and payables	728,458	295,802

Total	$3,242,002	$4,831,067

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. During the nine months ended March 31, 2024 and 2023, the Company purchased a total of $0 and $31,385, respectively, in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price, which was presented as financing cash flows from short term loans on the statement of cash flows. As of March 31, 2024 and June 30, 2023, the outstanding balance included in other payables to this supplier was $0 and $0.

Note 12 – Loans payable

Long-term loan

Asset-based revolving loan

On November 12, 2021, the Company entered into a Credit Agreement with JPM, as administrative agent, issuing bank and swingline lender, for an asset-based revolving loan (“ABL”) of up to $25 million with key terms listed as follows:

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

Below is a summary of the interest expense recorded for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Accrued interest	$95,167	$136,570	$296,471	$500,117
Credit utilization fees	18,897	15,679	54,961	29,265
Amortization of debt discount	66,305	66,305	198,914	198,914
Total	$180,369	$218,554	$550,346	$728,296

As of March 31, 2024 and June 30, 2023, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable was $6,011,860 and $9,791,191, respectively.

On October 7, 2022, the Company entered into a second amendment to the credit agreement and consent (the “Second Amendment to the Credit Agreement”), originally dated November 12, 2021, as amended, with JPM. The Company entered into the Second Amendment to the Credit Agreement primarily for the purpose of changing the interest rate repayment calculations from LIBOR to the Secured Overnight Financing Rate, or SOFR, which adjustment had originally been anticipated under the terms of the original Credit Agreement. In addition, two of the negative covenants set forth in the original Credit Agreement were amended in order to (i) adjust the definition of “Covenant Testing Trigger Period” to increase the required cash availability from $3,000,000 to $4,000,000, or 10% of the aggregate revolving commitment for the preceding 30 days, and (ii) require that the Company will not and will not permit any of its subsidiaries, after reasonable due diligence and due inquiry, to knowingly sell their products, inventory or services directly to any commercial businesses that grow or cultivate cannabis; it being acknowledged, however, that the Company does not generally conduct due diligence on its individual retail customers.

On November 11, 2022, the Company and JPM entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPM accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPM agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of March 31, 2024, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the three months ended March 31, 2024, the Company recorded interest of $6,617 and amortization of note premium of $6,445. For the nine months ended March 31, 2024, the Company recorded interest of $39,429 and amortization of note premium of $31,602. In February 2024, the note premium was fully amortized, and the outstanding balance of the principal and interest was fully paid off. As of March 31, 2024, the total outstanding balance of the Purchase Note was $0. As of June 30, 2023, including $236,250 of accrued interest and $31,602 of unamortized premium, the total outstanding balance of the Purchase Note was $2,017,852, which is presented on the consolidated balance sheet as a current portion of $2,017,852 and a non-current portion of $0.

Short-term loan payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry, repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the three and nine months ended March 31, 2024, the Company recorded interest of $723 and $32,911, respectively. As of March 31, 2024, the outstanding balance of the On-demand Loan was $0.

Note 13 - Related party transactions

Starting from March 2022 to January 2023, the Company subleased 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed in Note 1 and Note 2 above. For the three and nine months ended March 31, 2024, the Company received and recorded sublease fee of $0 and $0 as other non-operating income, respectively. For the three and nine months ended March 31, 2023, the Company recorded a sublease fee of $0 and $387,750 as other non-operating income.

During the period ended March 31, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. As of March 31, 2024, the total amount due from MII was $59,901.

On February 15, 2022, the Company assumed $92,246 of advance from shareholders of DHS through acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. As of March 31, 2024 and June 30, 2023, the balance of advance from shareholders was $85,581 and $85,200, respectively.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on-demand loan. See Note 12 above for details.

Note 14 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in PRC. Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations for the nine months ended March 31, 2024 and 2023. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. DHS is subject to 5% tax rate in PRC. The Company made an election to apply the GILTI high-tax exclusion for DHS under the Final Regulations (T.D. 9902). As the result of the election, no GILTI tax was recorded as of March 31, 2024 and 2023. In addition, as a result of the acquisition, the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

For the three and nine months ended March 31, 2024, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three and nine months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Current:
Federal	$–	$105,492	$–	$386,273
States	11,024	1,797	22,590	11,596
Foreign	–	–	–	–
Total current income tax provision	11,024	107,289	22,590	397,869

Deferred:
Federal	271,732	(558,437)	(568,897)	(1,818,222)
States	94,210	(114,675)	(106,357)	(421,382)
Foreign	181	(23,758)	64,990	(243,391)
Total deferred taxes	366,123	(696,870)	(610,264)	(2,482,995)

Total provision for income taxes	$377,147	$(589,581)	$(587,674)	$(2,085,126)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2019 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024		2023
Statutory tax rate
Federal	21.00%	21.00%	21.00%		21.00%
State	5.54%	5.82%	5.54%		5.82%
Foreign tax rate difference	0.45%	0.33%	(2.34%	)	2.19%
Impairment loss on goodwill -permanent difference	–	–	–		(7.40%	)
Net effect of state income tax deduction and other permanent differences	0.15%	0.62%	(3.08%	)	(2.82%	)

Effective tax rate	27.14%	27.77%	21.12%		18.79%

As of March 31, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $31,496 and $277,921, respectively. As of June 30, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $45,718 and $276,683, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	March 31, 2024	June 30, 2023
Deferred tax assets
263A calculation	$327,987	$239,142
Inventory reserve	207,463	149,907
State taxes	4,840	2,435
Accrued expenses	253,615	273,589
ROU assets / liabilities	112,582	115,125
Net Operation loss	2,389,948	2,173,221
Disallowed interest expense	234,473	163,381
Stock-based compensation	308,956	207,726
Valuation allowance	(64,990)	–
Others	84,701	85,596
Total deferred tax assets	3,859,575	3,410,122

Deferred tax liabilities
Depreciation	(82,870)	(105,323)
Intangible assets acquired	(1,020,285)	(1,149,549)
Total deferred tax liabilities	(1,103,155)	(1,254,872)

Net deferred tax assets	$2,756,420	$2,155,250

For the nine months ended March 31, 2024, the Company recorded $64,990 of valuation allowance to reduce deferred tax assets for the losses incurred by DHS.

Note 15 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to iPower Inc.	$1,016,082	$(1,530,534)	$(2,185,261)	$(9,003,349)

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$29,821,811	$29,730,914	$29,791,990	$29,702,014
Earnings (losses) per share of ordinary shares - basic and diluted	$0.03	$(0.05)	$(0.07)	$(0.30)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants as the Company had a net loss and/or the warrants were out of the money (the exercise price is higher than the market price) for the three and nine months ended March 31, 2024 and 2023.

*	The computation of diluted EPS did not include the shares underlying the exercise of options granted as none of the options were vested and the exercise price of the options was higher than the market price as of March 31, 2024 and 2023.

*	For the three and nine months ended March 31, 2024, 25,331 and 28,635 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic earnings (losses) per share when the shares are fully vested.

*	For the three and nine months ended March 31, 2023, 12,400 and 166,661 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 16 – Equity

Common Stock

As of March 31, 2024, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

During the quarter ended March 31, 2024, the Company issued 107,293 shares of restricted Common Stock for RSUs vested.

As of March 31, 2024 and June 30, 2023, there were 29,818,232 and 29,710,939 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions, and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of March 31, 2024 and June 30, 2023, respectively, there were no shares of Preferred Stock issued and outstanding.

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

Restricted Stock Unit

Following completion of the Company’s IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which vested over 12 months following the grant date and were subject to other restrictions until the filing of a Registration Statement on Form S-8 registering the shares. The fair value of the RSUs was determined based on $5.00 per share, the initial listing price of the Company’s Common Stock on the grant date. During the nine months ended March 31, 2024, the Company granted an additional 62,600 shares of RSUs. For the three and nine months ended March 31, 2024, the Company recorded $20,075 and $58,438 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the nine months ended March 31, 2024 and 2023. As of March 31, 2024 and June 30, 2023, the unvested number of RSUs was 18,900 and 38,793 and the unamortized expense was $14,364 and $22,500, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2023	38,793
RSUs granted	62,600	$50,302
RSUs forfeited	–
RSUs vested	(82,493)
RSUs granted, but not vested, at March 31, 2024	18,900

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of March 31, 2024, of the 314,504 vested RSUs, 285,869 shares, including 107,293 shares issued during the current quarter, of Common Stock were issued, and 28,635 shares were to be issued in the near future.

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

The estimated achievement status of the operational milestones as of March 31, 2024 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at March 31, 2024, $2.3 million is deemed probable of vesting. As of March 31, 2024, none of the options had vested. For the three and nine months ended March 31, 2024, the Company recorded $110,382 and $331,146 of stock-based compensation expense related to the Option Grants. For the three and nine months ended March 31, 2023, the Company recorded $110,382 and $331,146 of stock-based compensation expense related to the Option Grants. As of March 31, 2024, unrecognized compensation cost related to tranches probable of vesting is approximately $1.4 million and will be recognized over two years to nine years, depending on the tranche.

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through March 31, 2024, none of the private placement investors exercised any of their warrants. As such, as of March 31, 2024 and June 30, 2023, the number of shares issuable under the outstanding warrants was 685,715, with an average exercise price of $5.00 per share.

Note 18 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2024 and June 30, 2023, $2,714,724 and $3,735,642, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $1.1 million and $2.7 million, respectively, in excess of the FDIC insurance limit, as of March 31, 2024 and June 30, 2023.

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

Customer and vendor concentration risk

For the nine months ended March 31, 2024 and 2023, Amazon Vendor and Amazon Seller customers accounted for 91% and 91% of the Company's total revenues, respectively. As of March 31, 2024 and June 30, 2023, accounts receivable from Amazon Vendor and Amazon Seller accounted for 91% and 95% of the Company’s total accounts receivable, respectively.

For the nine months ended March 31, 2024 and 2023, two suppliers accounted for 19% (10% and 9%) and 39% (28% and 11%) of the Company's total purchases, respectively. As of March 31, 2024 and June 30, 2023, accounts payable to two suppliers accounted for 45% (36% and 9%) and 55% (49% and 6%) of the Company’s total accounts payable, respectively.

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

The Company’s total commitment for the full term of these leases is $12,649,053. The financial statements reflected $6,632,349 and $7,837,345, respectively, of operating lease right-of-use assets, and $7,056,669 and $8,265,220, respectively, of operating lease liabilities as of March 31, 2024 and June 30, 2023.

Three months Ended March 31, 2024 and 2023:

Lease cost	3/31/2024	3/31/2023
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$592,410	$776,878

Other information
Cash paid for amounts included in the measurement of lease liabilities	$594,976	$778,843
Remaining term in years	1.08 – 4.17	0.33 – 5.17
Average discount rate - operating leases	5 - 8%	5 - 8%

Nine Months Ended March 31, 2024 and 2023:

Lease cost	3/31/2024	3/31/2023
Operating lease cost (included in selling and fulfillment in the Company's statement of operations)	$2,124,939	$2,331,542

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,129,841	$2,303,668
Remaining term in years	1.08 – 4.17	0.33 – 5.17
Average discount rate - operating leases	5 - 8%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	3/31/2024	6/30/2023
Right of use asset - non-current	$6,632,349	$7,837,345

Lease Liability – current	2,106,867	2,159,173
Lease Liability - non-current	4,949,802	6,106,047
Total operating lease liabilities	$7,056,669	$8,265,220

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2024	$591,236
2025	2,315,584
2026	1,769,171
2027	1,596,374
2028	1,459,408
Less: Imputed interest/present value discount	(675,104)
Present value of lease liabilities	$7,056,669

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). This matter was scheduled to hold its evidentiary hearing before a FINRA arbitration panel during the first two weeks of March 2024. The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan.

On April 3, 2024, the Company and the underwriter of its initial public offering, D.A. Davidson & Co (“D.A. Davidson”), entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Boustead Securities, LLC (“BSL”) and its current and former employees, officers, directors, partners, agents and affiliates, pursuant to which all parties agreed to release all claims in exchange for the Company’s payment of $1.3 million (the “Settlement Amount”) to BSL. The Settlement Agreement was entered into for purposes of settling in full the FINRA Arbitration (FINRA Case No. 22-01133) which had been brought by BSL against the Company and D.A. Davidson after the Company opted not to complete its initial public offering with BSL but instead engaged and completed its initial public offering with D.A. Davidson. In entering into the Settlement Agreement, the Company is required to pay the Settlement Amount in four equal installments of $325,000 on each of April 3, 2024, May 3, 2024, June 3, 2024 and July 3, 2024, with the April and May payments having been completed on or about April 3 and May 3, 2024. Within five days of its receipt of the final payment, or by July 8, 2024, BSL will be obligated to dismiss the FINRA Arbitration against the Company, with prejudice, after which time the Company will be required to dismiss, with prejudice, all counterclaims brought by the Company against BSL. As of March 31, 2024, the Company did not accrue any expenses in connection with the settlement agreement.

In conjunction with entry into the Settlement Agreement, the Company’s CEO and co-founder, Chenlong Tan, and Allan Huang, also a co-founder of the Company, entered into a pledge agreement (the “Pledge Agreement”) with the Company pursuant to which they each pledged 1,300,000 shares of their iPower common stock, for a total of 2,600,000 shares (the “Pledged Shares”), in order that the Company may, from time to time, sell such Pledged Shares into the market on behalf of Messrs. Tan and Huang in order to recoup the Settlement Amount.

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

Note 20 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were available to be issued. Other than as disclosed in Note 19 above, no material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

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

Overview

Driven by technology and data, iPower Inc. (“iPower,” “we,” “us,” or “the Company”) is an online retailer and supplier of consumer goods, including consumer home, pet and garden products, as well as a provider of value-added ecommerce services for third-party products and brands. Our capabilities include a full spectrum of online channels, robust fulfillment capacity, a network of warehouses serving the US, competitive last mile delivery partners and a differentiated business intelligence platform. With these capabilities, iPower efficiently moves a diverse catalog of SKUs from its supply chain partners to end consumers every day, providing the best value to customers in US and other countries.

iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and increase sales. Products on iPower's SuperSuite platform consistently achieve Amazon Best Seller status and Amazon Choice designation.

We are actively developing supply chain partners with strong products and brands.

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

On February 10, 2022, we entered into a joint venture agreement with Bro Angel, LLC ("Bro Angel”), Ji Shin and Bing Luo (the “GSM Joint Venture Agreement”). Pursuant to the terms of the GSM Joint Venture Agreement, the parties formed a Nevada limited liability company, Global Social Media, LLC (“GSM”), for the principal purpose of providing a social media platform, content and services to assist businesses, including the Company and other businesses, in the marketing of their products. Following entry into the GSM Joint Venture Agreement, GSM issued 10,000 certificated units of membership interest (the “GSM Equity Units”), of which the Company was issued 6,000 GSM Equity Units and Bro Angel was issued 4,000 GSM Equity Units. Messrs. Shin and Luo are the owners of 100% of the equity of Bro Angel.

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

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine and the Israel-Hamas war may nonetheless increase the likelihood of supply chain disruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruption, we have experienced a delay in, as well as an increase in costs related to shipping, resulting in increased inventory levels in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Ongoing COVID-19 Pandemic and Related Disruptions

While it appears the COVID-19 pandemic has largely passed and we believe that any aftereffects of the pandemic are unlikely to significantly impact our business going forward, we continue to closely monitor its impact on our business, results of operations and financial results. The situation surrounding the pandemic remains fluid and the full extent of the positive or negative impact of the COVID-19 pandemic on our business will depend on certain developments including the length of time of any regional outbreaks, the impact on consumer activity and behaviors, and the effect on our customers, employees, suppliers and stockholders, all of which are uncertain and cannot be predicted. While the COVID-19 pandemic has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping online remains unchanged, it is difficult to predict all of the positive or negative impacts that the pandemic, or any future pandemics, may have on our business over time. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, stockholders and communities.

Regulatory Environment

In addition to general consumer goods, we sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including for purposes of growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and a total of 46 U.S. states plus the District of Columbia have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, including legalization of hemp and CBD, while the U.S. Controlled Substances Act and the laws of certain U.S. states prohibit growing cannabis. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Variance
Revenues	$23,308,508	$20,225,619	15.24%
Cost of goods sold	12,360,170	12,433,898	(0.59%	)
Gross profit	10,948,338	7,791,721	40.51%
Operating expenses	9,347,062	9,602,919	(2.66%	)
Operating income (loss)	1,601,276	(1,811,198)	188.41%
Other expenses	(211,660)	(312,155)	(32.19%	)
Income (loss) before income taxes	1,389,616	(2,123,353)	165.44%
Income tax expense (benefit)	377,147	(589,581)	163.97%
Net income (loss)	1,012,469	(1,533,772)	166.01%
Non-controlling interest	(3,613)	(3,238)	11.58%
Net income (loss) attributable to iPower Inc.	1,016,082	(1,530,534)	166.39%
Other comprehensive income	69,122	17,604	292.65%
Comprehensive income (loss) attributable to iPower Inc.	$1,085,204	$(1,512,930)	171.73%

Gross profit % of revenues	46.97%	38.52%
Operating income (loss) % of revenues	6.87%	(8.95% )
Net income (loss) % of revenues	4.36%	(7.58% )

Revenues

Revenues for the three months ended March 31, 2024 increased 15.24% to $23,308,508 as compared to $20,225,619 for the three months ended March 31, 2023. With slightly increased selling price due to inflation and sales of new products, the increased revenue mainly resulted from an increase in sales volume during the three months ended March 31, 2024 as we got more orders from Amazon as compared to the three months ended March 31, 2023. This was further enhanced by growth in the Company’s SuperSuite supply chain offerings.

Costs of Goods Sold

Costs of goods sold for the three months ended March 31, 2024 decreased 0.59% to $12,360,170 as compared to $12,433,898 for the three months ended March 31, 2023. The decrease was primarily due to a decrease in product and freight costs. See the discussion on gross profit below.

Gross Profit

Gross profit was $10,948,338 for the three months ended March 31, 2024 as compared to $7,791,721 for the three months ended March 31, 2023. The gross profit ratio increased to 46.97% for the three months ended March 31, 2024 from 38.52% for the three months ended March 31, 2023. The increase in the gross profit ratio was mainly driven by the slightly increased selling price and the decrease in costs of goods sold as a result of decreased freight charges during the current period. However, we cannot be assured that this trend will continue.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 decreased 6.28% to $9,347,062 as compared to $9,602,919 for the three months ended March 31, 2023. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $0.5 million as a result of vendor credits of $858,456 recorded during the quarter ended March 31, 2024, which was partially offset by increased costs related to advertising, merchant fees, rental expenses and delivery fees, and an increase in general and administrative expenses of $0.3 million, which included payroll expenses, stock-based compensation expense, insurance expenses, legal and other operating expenses.

Income (Loss) from Operations

Income (loss) from operations was $1,601,276 for the three months ended March 31, 2024 as compared to $(1,811,198) for the three months ended March 31, 2023. The increase in income resulted from an increase in the gross profit ratio, driven by the slightly increased selling price and the decrease in costs of goods sold as a result in an overall decrease in freight charges, and a decrease in operating expenses, as discussed above.

Other Expenses

Other expenses for the three months ended March 31, 2024 was $211,660 as compared to $312,155 for the three months ended March 31, 2023. The decrease in other expenses was mainly due to a decrease in interest, including amortization of debt discount on the revolving loan of $57,424 and other non-operating expenses of $42,566.

Net Income (Loss) Attributable to iPower Inc.

Net income (loss) attributable to iPower Inc. for the three months ended March 31, 2024 was $1,016,082 as compared to $(1,530,534) for the three months ended March 31, 2023, representing an increase in net income of $2,546,616. The increase was primarily due to the increase in gross profit, decrease in other non-operating expenses, and a decrease in operating expenses, as discussed above.

Comprehensive Income (Loss) Attributable to iPower Inc.

Comprehensive income (loss) attributable to iPower Inc. for the three months ended March 31, 2024 was $1,085,204 as compared to $(1,512,930) for the three months ended March 31, 2023, representing an increase of comprehensive income of $2,598,134. The increase was due to the reasons discussed above, along with an increase in other comprehensive income of $51,518 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

For the nine months ended March 31, 2024 and 2023

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023	Variance
Revenues	$66,617,004	$65,502,882	1.70%
Cost of goods sold	36,591,581	39,755,919	(7.96%	)
Gross profit	30,025,423	25,746,963	16.62%
Operating expenses	32,245,171	36,234,033	(11.01%	)
Operating loss	(2,219,748)	(10,487,070)	(78.83%	)
Other income (expenses)	(562,791)	(610,283)	(7.78%	)
Loss before income taxes	(2,782,539)	(11,097,353)	(74.93%	)
Income tax benefit	(587,674)	(2,085,126)	(71.82%	)
Net loss	(2,194,865)	(9,012,227)	(75.65%	)
Non-controlling interest	(9,604)	(8,878)	8.18%
Net loss attributable to iPower Inc.	(2,185,261)	(9,003,349)	(75.73%	)
Other comprehensive loss	(91,840)	(46,722)	96.57%
Comprehensive loss attributable to iPower Inc.	$(2,277,101)	$(9,050,071)	(74.84%	)

Gross profit % of revenues	45.07%	39.31%
Operating loss % of revenues	(3.33% )	(16.01% )
Net loss % of revenues	(3.29% )	(13.76% )

Revenues

Revenues for the nine months ended March 31, 2024 increased 1.70% to $66,617,004 as compared to $65,502,882 for the nine months ended March 31, 2023. The slightly increased revenue mainly resulted from an increase in selling price and sales volume from growth in the Company’s SuperSuite supply chain offerings during the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023.

Costs of Goods Sold

Costs of goods sold for the nine months ended March 31, 2024 decreased 7.96% to $36,591,581 as compared to $39,755,919 for the nine months ended March 31, 2023. The decrease was primarily due to a decrease in product and freight costs. See the discussion on gross profit below.

Gross Profit

Gross profit was $30,025,423 for the nine months ended March 31, 2024 as compared to $25,746,963 for the nine months ended March 31, 2023. The gross profit ratio increased to 45.07% for the nine months ended March 31, 2024 from 39.31% for the nine months ended March 31, 2023. The increase in the gross profit ratio was mainly driven by the slightly increased selling price and the decrease in costs of goods sold as a result of decreased freight charges during the current period. However, we cannot be assured that this trend will continue.

Operating Expenses

Operating expenses for the nine months ended March 31, 2024 decreased 11.01% to $32,245,171 as compared to $36,234,033 for the nine months ended March 31, 2023. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $1.27 million, including vendor credits of $858,456 recorded during the quarter ended March 31, 2024 and decreased costs related to advertising, merchant fees, rental expenses and delivery fees, an increase in general and administrative expense of $0.3 million, and a decrease of $3.1 million of impairment loss on goodwill triggered by a decrease in the Company’s share price of its common stock and the net loss incurred during the nine months ended March 31, 2023.

Loss from Operations

Loss from operations was $2,219,748 for the nine months ended March 31, 2024 as compared to $10,487,070 for the nine months ended March 31, 2023. The decrease in loss from operations resulted from the decrease in operating expenses and the increase in gross profit, as discussed above.

Other Expenses

Other expenses for the nine months ended March 31, 2024 was $562,791 as compared to $610,283 for the nine months ended March 31, 2023. The slightly decreased other expenses was mainly due to a decrease in interest expenses of $208,607, which was partially offset by a decrease in other non-operating income of $167,122.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the nine months ended March 31, 2024 was $2,185,261 as compared to $9,003,349 for the nine months ended March 31, 2023, representing a decrease of net loss of $6,818,088. The decrease was primarily due to the increase in gross profit and decrease in operating expenses, as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the nine months ended March 31, 2024 was $2,277,101 as compared to $9,050,071 for the nine months ended March 31, 2023, representing a decrease of comprehensive loss of $6,772,970. The decrease was due to the reasons discussed above, partially offset by an increase in other comprehensive loss of $45,118 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We primarily funded our operations with cash and cash equivalents generated from operations, including delaying payments to vendors, as well as through borrowing under our credit facility from JPMorgan Chase Bank ("JPM”). We had cash and cash equivalents of $2,714,724 as of March 31, 2024, representing a $1.0 million decrease from $3,735,642 as of June 30, 2023. The cash decrease was due to an increase in net cash used in financing activities, partially offset by net cash provided by operating activities.

Based on our current operating plan, and despite the current uncertainty resulting from the ongoing Ukraine-Russia and Israel-Hamas military conflicts, and any latent effects of COVID-19, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all of our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however, as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months, we believe that our cash flow from operations should improve as supply chains begin to return to normal and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact on our profit margin profile and ability to generate cash. While we have approximately $18 million in unused credit available under the revolving line with JPM, the JPM revolving loan has a maturity date of November 12, 2024.

Currently we are working on renewal of the revolving line with JPM. Nonetheless, given our current working capital position and available funding from our revolving credit line, which we will seek to refinance between now and the JPM maturity date, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of March 31, 2024 and June 30, 2023, our working capital was $6.6 million and $17.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital during the year.

Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2024 and 2023 was $5,151,956 and $7,785,832, respectively. The decrease in cash provided by operating activities was mainly resulted from the decrease of changes in accounts receivable, inventories, prepayments and other current assets, and accounts payable, partially offset by an increase of changes in deferred tax assets/liabilities, other payables and accrued liabilities and a decrease in net loss.

Investing Activities

For the nine months ended March 31, 2024 and 2023, net cash used in investing activities was $0 and $144,885, respectively. The decrease in cash used in investing activities was because the Company did not purchase any additional equipment during the nine months ended March 31, 2024, whereas such equipment had been purchased in the same period during 2023.

Financing Activities

Net cash used in financing activities was $6,100,000 and $8,002,476, respectively, for the nine months ended March 31, 2024 and 2023. The main reason the Company experienced a decrease in net cash used in financing activities was primarily due to a combination of increase in proceeds from loans and our payment of $11.1 million for: (1) $3.8 million to pay off the notes payable to White Cherry; and (2) $7.3 million to pay down the outstanding balance of the asset-based revolving loan facility with JPM.

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

During the period ended March 31, 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of March 31, 2024 and June 30, 2023, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at March 31, 2024 include a covenant not to compete, supplier relationship and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of March 31, 2024 and 2023, there were no indicators of impairment.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2024, the Company expected that the deferred tax assets are fully realizable so did not record any valuation allowance.

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

As of March 31, 2024, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, (i) we lack effective communication and reconciliation procedures in our controlled subsidiaries, and (ii) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment concerning the design or effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As described in Note 19 to our financial statements above, on April 3, 2024, the Company and the underwriter of our initial public offering, D.A. Davidson & Co (“D.A. Davidson”), entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Boustead Securities, LLC (“BSL”) and its current and former employees, officers, directors, partners, agents and affiliates, pursuant to which all parties agreed to release all claims in exchange for the Company’s payment of $1.3 million (the “Settlement Amount”) to BSL. The Settlement Agreement was entered into for purposes of settling in full the FINRA Arbitration (FINRA Case No. 22-01133) which had been brought by BSL against the Company and D.A. Davidson after the Company opted not to complete its initial public offering with BSL but instead engaged and completed its initial public offering with D.A. Davidson. In entering into the Settlement Agreement, the Company is required to pay the Settlement Amount in four equal installments of $325,000 on each of April 3, 2024, May 3, 2024, June 3, 2024 and July 3, 2024, with the April and May payments having been completed on or about April 3 and May 3, 2024. Within five days of its receipt of the final payment, or by July 8, 2024, BSL will be obligated to dismiss the FINRA Arbitration against the Company, with prejudice, after which time the Company will be required to dismiss, with prejudice, all counterclaims brought by the Company against BSL.

Other than the above settlement, we are not presently a party to any pending or other threatened legal proceedings or claims against us that we believe will have a material adverse effect on our business, financial condition, or operating results. Nonetheless, we may from time to time become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

On August 24, 2023, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between July 13, 2023 to August 23, 2023 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until February 20, 2024 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. Since the Company had not achieved compliance during the Initial Compliance Period, the Company submitted a plan of compliance (the “Plan of Compliance”) to Nasdaq seeking an additional 180-day extension (the “Additional Grace Period”) to regain compliance with the Minimum Bid Price Requirement. The Plan of Compliance sets forth the steps the Company will take to regain compliance with the Minimum Bid Price Requirement within the Additional Grace Period, including effectuating a reverse split of our common stock, if deemed necessary.

On February 21, 2024, the Company received formal approval from Nasdaq granting us an additional 180 days, or until August 19, 2024 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement.

If at any time before the Compliance Date the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq’s Staff will provide the Company written confirmation that it has regained compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements. Nonetheless, the Company intends to monitor the closing bid price of its common stock and will, if necessary, consider available options to regain compliance with the Minimum Bid Price Requirement prior to the Compliance Date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
10.1	Form of Pledge Agreement between iPower Inc., Chenlong Tan and Allan Huang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 9, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

May 14, 2024	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

May 14, 2024	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

