Form 10-K
period 2024-06-30
iPower Inc.
filed 2024-09-20
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2024

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

The number of shares outstanding of the registrant’s common stock on September 20, 2024 was 31,425,290.

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

Forward-looking statements include statements concerning the following:

•	our inability to predict or anticipate the occurrence and duration of any economic and business consequences that may be caused by any epidemic, including the ongoing COVID-19 pandemic;
•	our inability to predict or anticipate the duration or long-term economic effect of the ongoing conflict between Ukraine and Russia and any potential supply chain issues that may result;
•	our limited operating history;
•	our future results of operations;
•	our current and future capital requirements necessary to support our efforts to open or acquire new complimentary businesses and channels of trade;
•	our cash needs and financial plans;
•	our competitive position;
•	seasonality and how it may impact consumer behavior and resulting sales;
•	our dependence on consumer interest in growing crops with the equipment and other products that we offer;
•	evolving laws surrounding cannabis on a local, state, and federal level;
•	the effectiveness of our internal controls;
•	our dependence on third parties to manufacture and sell us inventory;
•	our ability to maintain or protect our intellectual property;
•	our ability to innovate and develop new intellectual property to continue enhancing our product and service offerings;
•	our ability to protect our systems from unauthorized intrusions or theft of proprietary information;
•	our ability to retain key members of our executive team;
•	our ability to maintain our relationships with third-party vendors and suppliers;
•	our ability to internally develop products and intellectual property;
•	our ability to achieve expected technological advances by us or by third parties and our ability to leverage such advances;
•	our potential growth opportunities;
•	interpretations of current laws and the passage of future laws;
•	acceptance of our business model by investors;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our ability to sell additional products and services to customers;
•	our ability to adequately support growth;
•	our ability to ensure consistency in the quality of our products and the quality and costs of our supply chain, including management of freight costs;
•	any disruption to third party sales platforms, including Amazon.com, Walmart and eBay, through which we derive approximately 99% of our current revenues; and
•	potential disruption of our business and supply chain as a result of any conflicts or trade wars between China and the U.S., as well as increased tariffs on the products which we import.

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

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and/or “our” in this Annual Report refer to iPower Inc.

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

iPower Inc. (formerly BZRTH, Inc.), a California-based corporation, was formed in Nevada in April 2018 (“iPower,” “we,” or “us”). Driven by tech and data, iPower is an online retailer and supplier of consumer home, pet, garden products, outdoor and consumer electronics, as well as a provider of value-added ecommerce services for third-party products and brands. iPower's capabilities include a full spectrum of online channels, robust fulfillment capacity, a network of warehouses serving the U.S., competitive last mile delivery partners and a differentiated business intelligence platform. With these capabilities, iPower efficiently moves a diverse catalog of SKUs from its supply chain partners to end consumers every day, providing the best value to customers in the U.S. and other countries. Our sales channels currently include Amazon Vendor, Amazon 3P, Walmart.com, Tiktok, Temu, and other market places as well as our e-commerce websites such as simpledeluxe.com and more, We are expanding our categories through product development, our SuperSuite supply chain partner and future acquisitions. We anticipate continuing to expand our reach across the United States and internationally through organic growth. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and increase sales.

We are actively developing in-house branded products and through supply chain partners, which to date include iPower, Simple Deluxe and other brands and consist of products such as home goods, fans, pet products, outdoor, gardening and consumer electronics, some of which have been designated as Amazon Choice products and category best sellers, among others. For the fiscal year ended June 30, 2024, our top five product categories accounted for 68% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories through in-house products and our supply chain partners driven by market data analytics.

Products

iPower offers essential products in the home, pet, outdoor, gardening, and consumer electronics categories. The Company has established its own in-house branded products as well as third-party brands from supply chain partners which are made available for purchase through our various sales channels. These products range from hydroponic-related items, fans, shelving, pet supplies, outdoor lifestyle products and consumer electronics, some of which have been designated as Amazon best seller product leaders, and for which numerous products have been designated “Amazon’s Choice” and “#1 Best Seller.” This year, we expanded our in-house catalog to include more general home goods products, with home goods making up our largest meta category.

Our Industry is Large and Rapidly Growing

Our principal industry opportunity is in the retail sale and distribution of consumer goods. Our primary subcategories include consumer home, pet, hydroponics and gardening products, outdoor and consumer electronics. Hydroponics supplies generally include grow light systems; advanced heating, ventilation and air conditioning (“HVAC”) systems; water pumps, heaters, chillers and filters; nutrient and fertilizer delivery systems; and various growing media typically made from soil, rock wool or coconut fiber, among others. General gardening supplies generally include environmental sensors and controls and nutrients among others. Home goods supplies currently include commercial fans, floor and wall fans, storage and shelving units, and chairs among others.

The home goods industry has become a significant category we sell into. Grandview Research estimated that the size of the home goods market in the US was $740 billion in 2020 and should reach close to $1,037 billion by 2025, with a CAGR of 6.6%.

Research and Development

The Company has not incurred any significant research and development (“R&D”) expenses during the fiscal year ended June 30, 2024. We do most of our development work in conjunction with our supply chain partners and our manufacturing partners, where we co-engineer designs with their development teams. We plan to increase our investments in R&D relating to the improvement of existing products and the development and addition of new product lines.

Customers and Suppliers

We have a diverse customer base, with residential gardeners and home goods consumers constituting a significant portion of our customer base and thus the largest portion of our total sales. We sell to both commercial and home cultivators growing specialty crops, as well as in the home goods category. At present, sales to customers through Amazon and other third-party online platforms accounts for almost all of our annual sales.

We do not manufacture any of the products we sell through our distribution channels. We purchase our products from many different suppliers, including manufacturers and distributors in the U.S. and Southeast Asia. For the years ended June 30, 2024 and 2023, one supplier accounted for 10% and 27% of the Company's total purchases, respectively. We do not have any long-term supply agreements.

Manufacturers

We obtain both our branded proprietary products and distributed products from third party suppliers. Our products are sourced from well diversified suppliers and manufacturers, with approximately 90% sourced from China. Quality control is a critical priority for our team charged with ensuring the supply of the products from our suppliers, specifically those coming from China. We seek to ensure the highest level of quality control for our products through routine factory visits, spot testing and continual, ongoing supplier due diligence.

For distributed products that are sourced from third-party suppliers, our experienced internal sourcing team is charged with maintaining strong relationships with current suppliers, while also constantly tracking current and future market trends and reviewing offerings of new suppliers.

We do not have exclusive purchase agreements with many of our suppliers. Based on our knowledge and communication with our suppliers, we believe some of our suppliers may sell directly to the retail market or to our wholesale customers.

Demand for Products

We believe that demand for iPower’s products is strong for several reasons. Consumer interest in hydroponics for in home gardening as a hobby and lifestyle choice surged in interest during the Covid-19 pandemic and the current employer work-from-home policies have allowed consumers to continue to expand upon their interests in at home gardening. Our non-hydroponics product lines are also seeing strong demand as the categories we participate in are primarily in large markets with a fragmented supply base. We also believe that our expertise in product development and supply chain management has created a catalog well suited to gaining market share in these categories. In addition, our relationship with our largest channel partner, Amazon, has also led to a strong demand environment. Working as a supplier on Amazon’s Vendor Central platform, we are confident that we have demonstrated our ability to supply products that consumers want, in sufficient volumes, enabling us to meet the stringent operating metrics required by Amazon. We believe these has allowed us to gain share from other suppliers in our various channels.

E-Commerce Strategy

The Company continues to grow and develop its e-commerce platforms, including simpledeluxe.com and more, where we sell our in house and third party products. In addition to our websites, we offer products to consumers through established e-commerce channels such as Amazon, eBay, Tiktok, Temu and Walmart. Through these portals we offer various consumer products for sale. Online shoppers can have the ability to peruse our various product categories such as gardening equipment, home fans and furnishing, shelving, outdoor lifestyle products, and pet products, providing consumers with an easy and quick method to find the exact products they need. In addition to these sections, our webstores offer customers periodic flash deals, best value recommendations and clearance sale items. Each product listed on the site contains product descriptions, product reviews and a picture so the consumer can make an informed and educated purchase. Our product filters allow the consumer to search by brand, manufacturer, or by price. Consumers can shop online day and night and have their purchases shipped directly to the location of their choice, or simply elect to use our website as a resource. Google advertising, social media advertising and email list marketing, in addition to auto-ship functionality, are the primary mechanisms we employ to drive traffic to our e-commerce platforms and the other portals through which we make our products available for sale, including Amazon.com, Tiktok, Temu, eBay and Walmart. At present, more than 90% of our total sales occur through Amazon.com.

Large Established Distribution Infrastructure

We have worked to develop a highly developed distribution network through our distribution centers in California as well as partner fulfillment centers across the United States. We work with a network of third-party common carrier trucking/freight companies that service our customers throughout the U.S., Canada and across the globe. We receive daily customer orders via our business-to-business e-commerce platform. Orders are then routed to the applicable distribution center and packed for shipments. Most of our customer orders are shipped within one business day of order receipt.

Competition

The markets in which we sell our products are highly competitive and fragmented. Our key competitors include many local and national vendors of home and gardening supplies, local product resellers of hydroponic and other specialty growing equipment, as well as other online product resellers on large online marketplaces such as Amazon.com and Walmart.com. We compete with companies that have greater capital resources, facilities, and diversity of product lines. Our competitors could also introduce products and as manufacturers are able to sell equipment directly to consumers, our distributors could cease selling products to us.

Notwithstanding the foregoing, we believe that our pricing, inventory and product availability, and overall customer service provide us with the ability to compete in this marketplace. We believe that we have the following core competitive advantages over our competitors:

•	In addition to our in-house branded products, we distribute products from third-party brands, ensuring that whatever a customer’s particular need may be, they need look no further than iPower for their product needs.
•	Our knowledgeable and experienced sales team can provide guidance and insights, whether dealing with a seasoned commercial entity or a first-time purchaser looking to get their grow operations off the ground.
•	The convenience of our e-commerce platform allows customers to shop from the comfort of their own home and have their purchases shipped directly to them.
•	We believe that our prominent position as a supplier to Amazon means that our products are prominently featured on the world’s most important retailer
•	We view ourselves as an industry leader, offering products and new technologies from the largest and most trusted names in the business, as well as our own in-house branded products.

Moreover, we expect that as we continue to grow our business, we will achieve an economy of scale and, as such, will be able to further optimize and expand supply chains, which will enable us to continue to maintain competitive pricing options and deliver the array of items that our customers require. Through supply chain and industry competency, support services, and through our relationships with suppliers, distributors, vendors, and logistics partners, we believe we can maintain and increase our growth trajectory.

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

On February 15, 2022, the Company acquired Anivia Limited (“Anivia”). Anivia indirectly owns Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”), which is a wholly foreign-owned enterprise of Fly Elephant Limited. Dayourenzai (Shenzhen) Technology Co., Ltd. Controls, through contractual arrangements, the business, revenues, and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the laws of the PRC and is located in Shenzhen, China (“DHS”). DHS is principally engaged in selling a wide range of products and providing merchandizing and logistics services in the PRC. In 2023, iPower purchased approximately 90% of its products and supplies from or through DHS.

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

Our principal offices are located at 8798 9th Street, Rancho Cucamonga, CA 91730, and our phone number is (626) 863-7344. Our business website is www.meetipower.com and our e-commerce websites are www.Zenhydro.com and www.simpledeluxe.com. Information contained on our websites should not be deemed incorporated by reference and is not a part of this Annual Report.

Employees

As of September 20, 2024, we have a total of 60 full-time and four part-time employees and consultants. None or our employees are subject to collective bargaining agreements.

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

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 5 of this Annual Report on Form 10-K may cause us to be unable to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

•	Our founders, officers and directors may control, and may continue to control, our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
•	The Company faces intense competition in the hydroponics marketplace which could prohibit us from developing or increasing our customer base beyond present levels.
•	Our ability to ensure consistency in the quality of our products and supply chain.
•	Approximately 99% of our current revenues are derived from sales of our products through online third-party platforms, including Amazon.com, Tiktok, Temu, Walmart, and eBay; any disruption to these business channels could be detrimental to our business.

•	Potential disruption of our business and supply chain that may be caused by any conflicts, trade wars or currency fluctuations or tariffs between China and the U.S.
•	The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation or freight costs could have an unfavorable impact on our business, results of operations, financial condition, and cash flows.
•	The ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, results from operations, or the businesses of our suppliers, vendors and logistics partners.
•	The occurrence of any epidemic, including the COVID-19 pandemic or any pandemic alike, and any resurgence in related infections, whether in the U.S., China or elsewhere, along with any efforts to mitigate their impact could have an adverse effect on our business, liquidity, operations, financial condition, the business of our suppliers, vendors and logistic partners, and the price of our securities.
•	In the event we require additional capital resources to fund our enterprise, we may not be able to obtain sufficient capital and may be forced to limit the expansion of our operations.
•	Certain of our products may be purchased for use in new and emerging industries or segments, such as cannabis, and may be subject to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions.
•	Our business depends significantly on the continuing efforts of our management team and our business may be impacted if we should lose their services.
•	Certain relationships, acquisitions, strategic alliances and investments could result in operating issues, dilutions and other harmful or unintended consequences which may adversely impact our business and the results of our operations.
•	Our continued investment and development in our in-house branded products are inherently risky and could disrupt our ongoing business.
•	If the Company is unable to maintain and continue to develop our e-commerce platform, our reputation and operating results may be materially harmed.
•	As the bulk of our sales are carried out through e-commerce, we are subject to certain cyber security risks, including hacking and stealing of customer and confidential data.
•	If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.
•	There is a myriad of risks, including stock market volatility, inherent in owning our securities.

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

The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation or freight costs could have an unfavorable impact on our business, results of operations, financial condition, and cash flows.

Our ability to obtain adequate and reasonably priced means of transportation to import and distribute our products is a key factor in our success. Delays in transportation, including weather-related delays and disruptions due to a pandemic or similar public health emergency, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment, could negatively impact our financial results. If we were unable to pass higher freight costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, an increase in the selling prices for our products resulting from a pass-through of increased freight costs could also have an adverse impact on the volume of products we sell, and as a result, our business, financial condition, and operating results may suffer.

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

The occurrence of any epidemic or pandemic, including but not limited to COVID-19 or similar infectious diseases, and any resurgence in related infections, whether in the U.S., China or elsewhere, along with efforts to mitigate their impact, could adversely affect our business, liquidity, operations, financial condition, the business of our suppliers, vendors and logistic partners, and the price of our securities.

The emergence of any epidemic or pandemic, and the measures taken to combat such health crises by public health authorities and governments at local, national, and international levels, may have significant adverse effects on our business. These measures, which may directly or indirectly impact our operations, include but are not limited to:

•	Voluntary or mandatory quarantines;
•	Restrictions on travel;
•	Limitations on gatherings in public places;
•	Temporary closures of non-essential businesses;
•	Supply chain disruptions; and
•	Changes in consumer behavior and spending patterns.

In the event of a future epidemic or pandemic, we cannot predict the duration of such an outbreak, the effectiveness of our response, or the full extent of the disruption to our operations. The impact may vary depending on the nature and severity of the health crisis, as well as the specific measures implemented to contain its spread and mitigate its effects.

Furthermore, even after an epidemic or pandemic subsides, we may continue to experience adverse effects to our business as a result of a pandemic’s overall global economic impact, including any recession, economic downturn or increased unemployment that has occurred or may occur in the future.

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

An estimated 99% of our sales are carried out through third-party platforms, including Amazon.com, Tiktok, Walmart and eBay; any disruption in our selling efforts on such third party platforms could substantially disrupt our business.

While we maintain our own websites, Zenhydro.com and simpledeluxe.com, as well as our offline wholesale department, which together account for approximately 1% of our sales, the bulk of our overall sales, or approximately 99%, occurred on third party platforms such as Amazon.com, Tiktok, Walmart eBay and other platforms. As such, should we experience a disruption in our sales on third party platforms, or should such third party platforms somehow come to rank us unfavorably or fail to list our products, this could negatively affect our overall sales and, thus, negatively impact our overall revenues.

Any disruption in our supply chain, including an increase in shipping and/or storage costs, and the consistency and availability of our supply chain, could negatively affect our revenues and overall business strategy.

Any disruption in our supply chain, including an increase in shipping and/or storage costs, and changes in the consistency and availability of our supply chain, could negatively affect our revenues and overall business strategy. For example, during the COVID-19 pandemic, some manufacturing plants closed and work at other plants was curtailed in many places where we sourced our products and some of our suppliers had to temporarily close a facility for disinfecting after employees tested positive for COVID-19, and others faced staffing shortages from employees who were sick or apprehensive about coming to work during the pandemic. Additionally, we have experienced that the ability of our suppliers to ship their goods to us became difficult as transportation networks and distribution facilities had reduced capacity and were dealing with changes in the types of goods being shipped. All of these factors caused an increase in shipping costs and affected the availability of inventories to meet our sales demand during those times.

Thus, the difficulties experienced by our suppliers have resulted in longer purchase lead times, increased inventory build up as a result of shipping delays, along with increased ocean freight and storage costs. Nonetheless, we have continued to deliver products to our customers and the fact that we do not significantly depend on any one supplier has helped to lessen any disruptions. Nonetheless, should there be any further disruption, it may negatively affect our inventory and delay our ability to timely deliver merchandise to our stores and customers, which in turn will adversely affect our revenues and results of operations. If the difficulties experienced by our suppliers and us continues, we cannot guarantee that we will be able to locate alternative sources of supply for our merchandise on acceptable terms, or at all. If we are unable to purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.

Poor economic conditions could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Although the impact of the COVID-19 pandemic has waned, we nonetheless still experience some follow on effects, which are ongoing. There have been ongoing negative global economic trends, such as decreased consumer and business spending, higher than normal unemployment levels and declining consumer and business confidence. All of these issues have posed challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products. Our most price-sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen, while other customers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products in favor of our competitors’ products or result in a shift in our product mix from higher margin to lower margin products.

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

We are heavily reliant on manufacturers in China to produce many of the goods we sell. Approximately 90% of the products we purchased for resale during the fiscal year ended June 30, 2024 were manufactured in and imported from China. At present, we have 11 suppliers in the U.S. and more than 130 suppliers in China. However, all of the goods sourced in China were purchased through our VIE, DHS. The U.S. and China have been involved in ongoing trade disputes, resulting in increased tariffs when such goods arrive in the U.S., among other things. Any changes in U.S. trade policy, or an escalation in the ongoing trade disputes, could trigger retaliatory actions, resulting in “trade wars” and an increase in costs for goods imported into the United States. Such actions could disrupt our supply chain. In addition, increased tariffs could, in turn, reduce customer demand for such products as such tariffs could cause us to have to increase the price at which we sell our goods, or it could result in trading partners limiting their trade with the United States. To date, iPower has absorbed some of the costs related to increased tariffs. However, should we be unable to continue to absorb such costs, or should we need to pass all such costs on to consumers, such increase could cut into our competitive advantage and our volume of sales activity in the United States could be materially reduced. Any such reduction may materially and adversely affect our sales and our business.

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

In addition, the success of our e-commerce business and the satisfaction of our customers depends on their timely receipt of our products and their ability to pick up their desired products from one of our garden centers. The efficient delivery and/or pick up of our products requires that our garden and distribution centers have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may occur as a result of the growth of our e-commerce business. If we encounter difficulties with our garden and distribution centers, or if any garden and distribution centers shut down for any reason, including as a result of fire or other natural disaster, or pursuant to expanded stay-at-home orders or other restrictions due to any potential pandemic, we could face shortages of inventory, which would result in our inability to properly our online store. Such a situation could cause us to incur significantly higher costs and lead to longer lead times associated with distributing products to our customers, which could cause us to lose customers. Experiencing any of these issues could have a material adverse effect on our business and harm our reputation.

A substantial proportion of our sales occur on Amazon and, as such, should our Company experience any negative actions by Amazon, our sales could be significantly affected.

A significant proportion of our sales occur on the Amazon.com platform. For the years ended June 30, 2024 and 2023, Amazon Vendor and Amazon Seller customers accounted for 90% and 91% of the Company's total revenues, respectively, and as of June 30, 2024 and 2023, accounts receivable from Amazon Vendor and Amazon Seller accounted for 91% and 95% of the Company’s total accounts receivable, respectively. Any disruption in our sales or accessibility to Amazon, or any negative action taken by Amazon related to our sales, could negatively affect our business.

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

We rely on a limited number of suppliers for certain of our products and supplies. For the years ended June 30, 2024 and 2023, one supplier accounted for 10% and 27% of the Company's total purchases, respectively. Such reliance on a limited number of suppliers may increase our risk of experiencing disruptions in our business. As we do not have any long-term supply agreements, in the event we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experience other financial distress including with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. Our management has conducted an evaluation of the effectiveness of our internal controls over financial reporting and concluded that our internal controls over financial reporting were not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

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

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, and results of operations. Since inception, aside from a dispute with the placement agent of our 2020-2021 pre-IPO private placements, which dispute has been settled as of the date of this Annual Report, the Company has not been a party to any material litigation. See “Item 3. Legal Proceedings” for additional information.

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

Inventory levels in excess of customer demand, including as a result of our introduction of product enhancements, may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs, which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we underestimate customer demand for our and those third-party products we offer for sale, vendors, manufacturers, and suppliers may not be able to deliver those materials necessary to meet our requirements, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to our customers, any of which would damage our reputation, customer relationships and business. In addition, several products that we offer for sale may require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us, or at all, and our third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our business, financial condition and results of operations.

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

Our common stock is currently listed on the Nasdaq Capital Market. Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. Although we believe we currently meet all of the Nasdaq continued listing requirements, there can be no assurance that we will be able to comply with the applicable listing standards in the future. If we fail to meet any of the applicable listing requirements, and fail to regain compliance in any compliance periods provided by Nasdaq, our common stock can be delisted by Nasdaq, which could adversely affect the market price and liquidity of our securities and could have other adverse effects, including but not limited to (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

Our founders, officers and directors may control, and may continue to control, our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our founders, officers and directors collectively will beneficially own approximately 50% of our outstanding shares of common stock. As a result, such individuals may, for the foreseeable future, have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further discussion of the stockholding of our founders and principal stockholders.

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

Sales of substantial amounts of our common stock by the selling stockholder in the Private Placement (as defined below) or the perception that these sales could occur, could adversely affect the price of our common stock.

On June 18, 2024, we closed on a registered direct offering (the “Registered Direct”) of 2,083,334 shares of common stock (the “Shares”) and a concurrent private placement (“Private Placement,” and together with the Registered Direct, the “Offering”) of warrants (the “Warrants”) to purchase 2,083,334 shares of common stock (the “Warrant Shares”), which were sold for gross aggregate proceeds of $5,000,002. According to the stock purchase agreement entered into by the Company and investor thereof during the Offering, on July 9, 2024, we filed a Form S-1 to register the resale, from time to time, of up to an aggregate of 2,083,334 Warrant Shares, issuable upon the exercise of the Warrants issued in the Private Placement by the selling stockholder named thereto (the “Resale Prospectus”).

The sale by the selling stockholder of a significant number of shares of common stock could have a material adverse effect on the market price of our common stock. In addition, the perception in the public markets that the selling stockholder may sell all or a portion of its shares as a result of the registration of such shares for resale pursuant to the Resale Prospectus could also in and of itself have a material adverse effect on the market price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for resale will have on the market price of our common stock.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending June 30, 2024. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the effectiveness of this registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity.

Cybersecurity risk management is an integral part of our overall enterprise risk management program. The Company manages cybersecurity and data protection through a continuously evolving program. Our cybersecurity risk management program is designed to provide a framework for assessing, identifying and managing cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our Company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, and implementing cybersecurity countermeasures and mitigation strategies and informing management and the board of directors of material cybersecurity threats and incidents.

The board of directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks. The audit committee of the board of directors (the “Audit Committee”) has been designated by our board of directors to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our management. The board of directors also receives periodic updates from management and the Audit Committee on  cybersecurity risks. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Executive Officer. Management regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, vulnerability management, and on-going cybersecurity projects.

As of June 30, 2024, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon. For more information about these risks, please see "Risk Factors - Risks Related to our Business and Products" in Item 1A of this Form10-K.

ITEM 2. PROPERTIES

Our principal offices, which also serve as a fulfillment center, are located at 8798 9th Street, Rancho Cucamonga, California. There we lease approximately 99,347 square feet of space, which is used for the storage and distribution of hydroponic equipment, lighting and garden accessories, home products, pet products, other consumer products and other ancillary uses. The term of the Rancho Cucamonga lease is for 74 months. The lease commenced on February 10, 2022, with rent payments commencing after the first three months, and the expiration date is May 31, 2028. The base rental fee is $114,249 to $140,079 per month through the expiration date, May 31, 2028.

In addition, we lease a fulfilment center at 2397 Bateman Avenue, Duarte, CA 91010, which consists of approximately 49,500 square feet of space, with a base rental fee of $56,000 to $59,410 per month. The term of this lease runs from May 1, 2022 through April 30, 2025.

We previously leased 48,867 square feet of property at 2399 Bateman Avenue, Duarte, CA 91010, which was leased at the rate of approximately $42,000 per month. This property previously served as both our principal offices as well as our primary fulfillment center. This lease expired on December 31, 2023 and we did not renew it.

In addition to our primary fulfillment centers in Rancho Cucamonga and Duarte, we maintained a 22,700 square foot fulfillment center located at 14750 E. Nelson Avenue, Unit #I, Industry City, CA 91744, which we had leased at the rate of approximately $28,000 per month since September 2020. This lease expired on October 31, 2023 and we did not renew it.

On February 15, 2022, upon completion of the acquisition of Anivia, the Company assumed an operating lease of offices in the PRC. The office space in the PRC is located in Shenzhen and the term of this lease expires in July of 2026.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

On April 3, 2024, the Company and the underwriter of our initial public offering, D.A. Davidson & Co (“D.A. Davidson”), entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Boustead Securities, LLC (“Boustead”) and its current and former employees, officers, directors, partners, agents and affiliates, pursuant to which all parties agreed to release all claims in exchange for the Company’s payment of $1.3 million (the “Settlement Amount”) to Boustead. The Settlement Agreement was entered into for purposes of settling in full the FINRA Arbitration (FINRA Case No. 22-01133) which had been brought by Boustead against the Company and D.A. Davidson after the Company opted not to complete its initial public offering with Boustead but instead engaged and completed its initial public offering with D.A. Davidson. In entering into the Settlement Agreement, the Company paid the Settlement Amount in four equal installments of $325,000 on each of April 3, 2024, May 3, 2024, June 3, 2024 and July 3, 2024. As of the date of this Annual Report, the parties have formally withdrawn all of the complaints that were before FINRA, with prejudice, and the matter is settled in full.

In addition, effective June 18, 2024, and pursuant to the agreement between our co-founder and chairman, Chenlong Tan and D.A. Davidson, Mr. Tan and co-founder, Allan Huang, returned a total of 541,667 shares (the “Cancelled Shares”) to the Company, all of which were cancelled following their return. The Cancelled Shares, valued at $2.40 per share on the date of cancellation, served to cover the full value of the Settlement Amount.

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

Holders

As of September 20, 2024, we had 22 holders of record of our common stock and 31,425,290 shares of common stock outstanding.

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

Equity Compensation Plans

2020 Amended Equity Incentive Plan

The total number of underlying shares of the Company’s common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s Amended and Restated 2020 Equity Inventive Plan (the “2020 Amended Equity Incentive Plan”) was 10,000,000 shares. Grants made under the 2020 Amended Equity Incentive Plan must be approved by the Company’s board of directors.

The following table provides information as of June 30, 2024 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,663,402	$1.12	6,336,598
Equity compensation plans not approved by security holders	–	–	–
Total	3,663,402	$1.12	6,336,598

Recent Sales of Unregistered Securities

Set forth below is information regarding all securities issued by us within the past three years. Also included is the consideration received by us for such securities, if any, and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On June 18, 2024, we closed on the Registered Direct offering of 2,083,334 Shares and a concurrent Private Placement of Warrants to purchase 2,083,334 Warrant Shares, which were sold for gross aggregate proceeds of $5,000,002. The Shares were sold pursuant to a prospectus supplement, filed on June 18, 2024, to the Registration Statement on Form S-3, originally filed on September 25, 2023, with the SEC (File No. 333-274665), and declared effective by the SEC on September 29, 2023. The Warrants, which were issued pursuant to an exemption from registration under Section 4(a)(2) or Regulation D of the Securities Act, have a term of five years and are immediately exercisable at $2.40 per share. The Shares and Warrants were sold to a purchaser pursuant to a securities purchase agreement, dated June 16, 2024, between the Company and the purchaser (the "Purchase Agreement"). Roth Capital Partners, LLC acted as placement agent (the "Placement Agent"), pursuant to a placement agency agreement between the Company and the Placement Agent dated June 16, 2024 (the "Placement Agency Agreement"). The Company paid the Placement Agent as compensation a cash fee equal to 6.5% of the gross proceeds of the Offering plus reimbursement of certain expenses and legal fees.

On July 9, 2024, as required by the Purchase Agreement, we filed a resale registration statement on Form S-1 with the SEC for purposes of registering the Warrant Shares (the "Resale Form S-1"). Upon filing an amendment on July 23, 2024, the Resale Form S-1 was declared effective by the SEC on July 26, 2024.

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

On January 27, 2021, the Company completed a private placement offering pursuant to which the Company sold to two accredited investors an aggregate of $3,000,000 in convertible notes with a 6% interest per annum (the “Convertible Note”) and warrants to purchase shares of Common Stock equaling 80% of the number of shares of Class A Common Stock issuable upon conversion of the Convertible Notes. The warrants are exercisable for a period of three years from the IPO completion date at a per share exercise price equal to the IPO. The Convertible Notes automatically converted into the Company’s common stock upon completion of a qualified IPO (the “Mandatory Conversion”) or were repayable in cash at the option of the holders of the Convertible Notes with repayment to commence six months after January 27, 2021. At the time of our IPO, pursuant to their terms, the Convertible Notes converted at a price equal to the lesser of (a) a price representing a 30% discount to the public offering price per share of the Common Stock in this Offering, or (b)  a price representing a 30% discount to the price per share equal to dividing $200 million by the total number of (x) outstanding shares of Common Stock immediately prior to the IPO, (y) the number of Common Stock issuable upon conversion of the 34,500 shares of Series A Preferred Stock, and (z) the number of Common Stock issuable upon conversion of all outstanding Convertible Notes. Any interest accrued on the Convertible Note will be waived upon conversion. The Convertible Notes and warrants were sold pursuant to an exemption from registration under Rule 506(b) under Regulation D of the Securities Act.

In connection with the Convertible Note offering, the Company issued placement agent warrants to purchase 7.0% of the shares of Common Stock underlying the Convertible Notes exercisable at the conversion price of the Convertible Note (the “Conversion Price”). The placement agent warrants were exercisable for a period of five years from the issuance date and are treated as a debt issuance cost.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Overview

Driven by tech and data, iPower Inc. is an online supplier of consumer goods, including hydroponics equipment, general gardening supplies, and consumer home goods. Through the operations of our e-commerce platforms and channel partners, our combined 121,000 square foot fulfillment centers in Rancho Cucamonga and Los Angeles, California, we believe we are one of the leading marketers, distributors and retailers in the consumer gardening and home goods categories, based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and sales.

We are actively developing our in-house branded products and through supply chain partners, which to date include the iPower and Simple Deluxe brands and more, some of which have been designated as Amazon best seller product leaders and Amazon Choice products, among others.

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

Recent Developments

On June 18, 2024, we closed on the Registered Direct offering of 2,083,334 Shares and a concurrent Private Placement of Warrants to purchase 2,083,334 Warrant Shares, which were sold for gross aggregate proceeds of $5,000,002. The Shares were sold pursuant to a prospectus supplement, filed on June 18, 2024, to the Registration Statement on Form S-3, originally filed on September 25, 2023, with the SEC (File No. 333-274665), and declared effective by the SEC on September 29, 2023. The Warrants, which were issued pursuant to an exemption from registration under Section 4(a)(2) or Regulation D of the Securities Act, have a term of five years and are immediately exercisable at $2.40 per share. The Shares and Warrants were sold to a Purchase Agreement to a securities purchase agreement, dated June 16, 2024, between the Company and the purchaser. Roth Capital Partners, LLC acted as Placement Agent, pursuant to a Placement Agency Agreement. The Company paid the Placement Agent as compensation a cash fee equal to 6.5% of the gross proceeds of the Offering plus reimbursement of certain expenses and legal fees.

On July 9, 2024, as required by the Purchase Agreement, we filed a resale registration statement on Form S-1 with the SEC (the "Resale Form S-1"). Upon filing an amendment on July 23, 2024, the Resale Form S-1 was declared effective by the SEC on July 26, 2024.

RESULTS OF OPERATIONS

For the fiscal years ended June, 2024 and 2023

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Year Ended June 30, 2024	Year Ended June 30, 2023	Variance
Revenues	$86,071,485	$88,902,048	(3.18%	)
Cost of goods sold	46,818,232	54,104,587	(13.47%	)
Gross profit	39,253,253	34,797,461	12.80%
Operating expenses	40,216,145	48,281,004	(16.70%	)
Loss from operations	(962,892)	(13,483,543)	(92.86%	)
Other expenses	(829,921)	(1,184,030)	(29.91%	)
Loss before income taxes	(1,792,813)	(14,667,573)	(87.78%	)
Income tax benefit	(251,365)	(2,690,500)	(90.66%	)
Net loss	(1,541,448)	(11,977,073)	(87.13%	)
Non-controlling interest	(13,289)	(11,683)	13.75%
Net loss attributable to iPower Inc.	(1,528,159)	(11,965,390)	(86.61%	)
Other comprehensive loss	(148,272)	(67,812)	118.65%
Comprehensive loss attributable to iPower Inc.	$(1,676,431)	$(12,033,202)	(86.07%	)

Gross profit % of revenues	45.61%	39.14%	16.51%
Operating loss % of revenues	(1.12% )	(15.17% )	(92.62%	)
Net loss attributable to iPower Inc. % of revenues	(1.78% )	(13.46% )	(86.81%	)

Revenues

Revenues for the year ended June 30, 2024 decreased 3.18% to $86,071,485 as compared to $88,902,048 for the year ended June 30, 2023. While pricing remained stable, the decreased revenue mainly resulted from a slight decrease in sales volume.

Costs of Goods Sold

Costs of goods sold for the year ended June 30, 2024 decreased 13.47% to $46,818,232 as compared to $54,104,587 for the year ended June 30, 2023. The decrease was mainly due to the decrease in sales, freight costs, and lowered product costs resulted from management’s efforts on supply chain management.

Gross Profit

Gross profit was $ 39,253,253 for the year ended June 30, 2024 as compared to $34,797,461 for the year ended June 30, 2023. The gross profit ratio increased to 45.61% for the year ended June 30, 2024 from 39.14% for the year ended June 30, 2023. The increase in gross profit ratio was mainly driven by the decrease in costs of goods sold during the year ended June 30, 2024, as discussed above.

Operating Expenses

Operating expenses for the year ended June 30, 2024 decreased 16.70% to $40,216,145 as compared to $48,281,004 for the year ended June 30, 2023. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $4.33 million, including vendor warranty credits for prior year purchases of $2.48 million recorded during the year ended June 30, 2024 and decreased costs related to advertising, merchant fees, delivery fees, rental expenses, storage costs and fulfillment workforce, a decrease in general and administrative expenses of $0.67 million, which included payroll expenses, stock-based compensation expense, insurance expenses, legal fees related to the Boustead case, and other operating expenses including expenses associated with being a publicly traded company, and a decrease of $3.06 million of impairment loss on goodwill triggered by a decrease in the Company’s share price of its common stock and the net loss incurred during the quarter ended September 30, 2022. We have seen decreased operating expenses during the year ended June 30, 2024; however, we can provide no assurance that this trend will continue.

Loss from Operations

Loss from operations was 962,892 for the year ended June 30, 2024 as compared to $13,483,543 for the year ended June 30, 2023. The decrease was due to combination of the decrease in operating expenses and the increase in gross profit as discussed above.

Other Expenses

Other expenses consist of interest expense and other non-operating income (expenses). Other expenses for the year ended June 30, 2024 were $829,921 as compared to $1,184,030 for the year ended June 30, 2023. The decrease in other expenses was mainly due to decrease in other non-operating loss of $71,761, and in interest, including amortization of debt discount, on the revolving loan of $277,855 during the year ended June 30, 2024 resulted from the decreasing loan balance.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the year ended June 30, 2024 was $1,528,159 as compared to $11,965,390 for the year ended June 30, 2023, representing a decrease of net loss of $10,437,231. The decrease was primarily due to the increase in gross profit and decrease in operating expenses as discussed above.

Comprehensive loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the year ended June 30, 2024 was $1,676,431 as compared to $12,033,202 for the year ended June 30, 2023, representing a decrease of comprehensive loss of $10,356,771. The decrease was due to the reasons discussed above, along with other comprehensive loss of $148,272 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the fiscal year ended June 30, 2024 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank (“JPM”). Additionally, on June 18, 2024, we closed on the Registered Direct offering of 2,083,334 Shares and a concurrent Private Placement of Warrants to purchase 2,083,334 Warrant Shares, which were sold for gross aggregate proceeds of $5,000,002. We had cash and cash equivalents of $7,377,837 as of June 30, 2024, representing a $3,642,195 increase from $3,735,642 in cash as of June 30, 2023. The cash increase was primarily the result of the cash we received in the Registered Direct in June 2024.

Based on our current operating plan, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months. However, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, such as rising inflation and potential recession, and our anticipated funding requirements could increase. See the “Risk Factors” section in this Annual Report.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chain operations normalize and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Currently, we have approximately $18.0 million in unused credit under the revolving line with JPM, which will be expired and we are in negotiations on a renewal in November 2024.

Given our current working capital position and available funding from our revolving credit line and proceeds from our June Registered Direct offering, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of June 30, 2024 and 2023, our working capital was $11.2 million and $17.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash provided by operating activities for the years ended June 30, 2024 and 2023 was $6,164,076 and $9,211,269, respectively. The decrease in cash provided by operating activities mainly resulted from a decrease in cash received from customers and an increase in cash paid for cost of revenues and operating expenses.

Investing Activities

For the years ended June 30, 2024 and 2023, net cash used in investing activities was $0 and $140,813, respectively. The decrease in cash used in investing activities was because the Company did not purchase any additional equipment during the year ended June 30, 2024, whereas such equipment had been purchased in the same period during 2023.

Financing Activities

Net cash used in financing activities was $2,397,801 and $7,153,620, respectively, for the years ended June 30, 2024 and 2023. The decrease in net cash used in financing activities was primarily due to a combination of increase in proceeds from our registered offering and loans and our payment of approximately $16.8 million for: (1) $3.8 million to pay off the notes payable to White Cherry; (2) $12 million to pay down the outstanding balance of the asset-based revolving loan facility with JPM; and (3) $1.0 million of offering cost settlement payment to Boustead.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

Revenue recognition

The Company recognizes revenue from service and product sales revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment or completion of service, therefore, revenue from product sales is recognized when it is shipped to the customer and the revenue from services is recognized upon completion of services. For the years ended June 30, 2024 and 2023, the revenues from services were immaterial. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

The Company evaluates the criteria of ASC 606 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service and the Company has discretion in establishing the price, revenue is recorded at gross.

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

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding is provided by the Company after February 15, 2022. During the term of the agreements, which run for a term of 10 years from February 2022 to February 2032, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a variable interest entity (“VIE”) of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 for details on acquisition.

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

Subsequent to the quarter ended September 30, 2022, during the period ended June 30, 2023, the Company performed a qualitative and quantitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of June 30, 2024 and 2023, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at June 30, 2024 include a covenant not to compete, supplier relationship and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as followings:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of June 30, 2024, there were no indicators of impairment.

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

Below is a summary of the interest expense recorded for the years ended June 30, 2024 and 2023:

	2024	2023
Accrued interest	$402,675	$670,924
Credit utilization fees	71,332	43,931
Amortization of debt discount	265,219	265,218
Total	$739,226	$980,073

As of June 30, 2024 and 2023, the outstanding amount of the JPM revolving loan payable, net of debt discount and including interest, was $5,500,739 and $9,791,191, respectively.

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

On November 11, 2022, the Company and JPM entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPM accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPM agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of June 30, 2024 and 2023, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022, the issuance date. In October 2022, the Company paid the first installment of $875,000, and in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the year ended June 30, 2024, the Company recorded accrued interest of $39,429 and amortization of note premium of $31,602. For the year ended June 30, 2023, the Company recorded accrued interest of $157,500 and amortization of note premium of $50,418. As of June 30, 2024, the total outstanding balance of the Purchase Note was $0. As of June 30, 2023, including $236,250 of accrued interest and $31,602 of unamortized premium, the total outstanding balance of the Purchase Note was $2,017,852, which is presented on the consolidated balance sheet as a current portion of $2,017,852 and a non-current portion of $0.

Short-term loans payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry, repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the year ended June 30, 2024, the Company recorded interest of $32,911. As of June 30, 2024, the outstanding balance of the On-demand Loan was fully paid off.

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the year ended June 30, 2024, the Company borrowed $483,599 and recorded interest expense of $7,615. As of June 30, 2024, the outstanding balance of the On-demand Loan 2, including accrued interest of $7,615, was $491,214.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of June 30, 2024, the outstanding balance of the RP Loan was $350,000.

June 2024 Registered Direct Offering

On June 18, 2024, the Company, closed on a Registered Direct Offering of 2,083,334 Shares and a concurrent Private Placement of Warrants to purchase 2,083,334 Warrant Shares, which were sold for gross aggregate proceeds of $5,000,002. The Shares were sold pursuant to a prospectus supplement, filed on June 18, 2024, to the Registration Statement on Form S-3, originally filed on September 25, 2023, with the SEC (File No. 333-274665), and declared effective by the SEC on September 29, 2023. The Warrants, which were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) or Regulation D on the Securities Act, have a term of five years and are immediately exercisable at $2.40 per share. The Shares and Warrants were sold to a purchaser pursuant to a securities purchase agreement, dated June 16, 2024, between the Company and the purchaser (the “Purchase Agreement”). Roth Capital Partners, LLC (the “Placement Agent”) acted as placement agent, pursuant to a placement agency agreement between the Company and the Placement Agent dated June 16, 2024 (the “Placement Agency Agreement”). The Company paid the Placement Agent as compensation a cash fee equal to 6.5% of the gross proceeds of the offering plus reimbursement of certain expenses and legal fees. The net proceeds of the offering, after deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company, is approximately $4,543,089.

A holder will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%), respectively, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, upon notice from the holder to the Company as described in the Purchase Agreement, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise of Warrants.

According to the terms of the Purchase Agreement, on July 9, 2024, we filed a Form S-1 to register the resale, from time to time, of up to an aggregate of 2,083,334 Warrant Shares, issuable upon the exercise of the Warrants issued in the Private Placement by the selling stockholder named therein. The resale registration statement was declared effective by the SEC on July 26, 2024. As of June 30, 2024, no Warrants have been exercised.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iPower, Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

September 20, 2024

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2024 and 2023

	June 30,	June 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalent	$7,377,837	$3,735,642
Accounts receivable, net	14,740,093	14,071,543
Inventories, net	10,546,273	20,593,889
Prepayments and other current assets, net	2,346,534	2,858,196
Total current assets	35,010,737	41,259,270

Non-current assets
Right of use - non-current	6,124,163	7,837,345
Property and equipment, net	370,887	536,418
Deferred tax assets, net	2,445,605	2,155,250
Goodwill	3,034,110	3,034,110
Intangible assets, net	3,630,700	4,280,071
Other non-current assets	679,655	991,823
Total non-current assets	16,285,120	18,835,017

Total assets	$51,295,857	$60,094,287

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	$11,227,116	$13,244,957
Other payables and accrued liabilities	3,885,487	5,548,443
Advance from shareholders	–	85,200
Lease liability - current	2,039,301	2,159,173
Short-term loan payable	491,214	–
Short-term loan payable - related party	350,000	–
Long-term promissory note payable - current portion	–	2,017,852
Revolving loan payable, net	5,500,739	–
Income taxes payable	276,158	276,683
Total current liabilities	23,770,015	23,332,308

Non-current liabilities
Long-term revolving loan payable, net	–	9,791,191
Lease liability - non-current	4,509,809	6,106,047
Total non-current liabilities	4,509,809	15,897,238

Total liabilities	28,279,824	39,229,546

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and 2023	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 31,359,899 and 29,710,939 shares issued and outstanding at June 30, 2024 and 2023	31,361	29,712
Additional paid in capital	33,463,883	29,624,520
Accumulated deficits	(10,230,601)	(8,702,442)
Non-controlling interest	(38,204)	(24,915)
Accumulated other comprehensive loss	(210,406)	(62,134)
Total stockholders' equity	23,016,033	20,864,741

Total liabilities and stockholders' equity	$51,295,857	$60,094,287

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023

REVENUES	$86,071,485	$88,902,048

TOTAL REVENUES	86,071,485	88,902,048

COST OF REVENUES	46,818,232	54,104,587

GROSS PROFIT	39,253,253	34,797,461

OPERATING EXPENSES:
Selling and fulfillment	28,095,176	32,427,972
General and administrative	12,120,969	12,792,998
Impairment loss - goodwill	–	3,060,034
Total operating expenses	40,216,145	48,281,004

LOSS FROM OPERATIONS	(962,892)	(13,483,543)

OTHER INCOME (EXPENSE)
Interest expenses	(788,425)	(1,066,280)
Loss on equity method investment	(5,508)	(10,001)
Other non-operating income (loss)	(35,988)	(107,749)
Total other expenses, net	(829,921)	(1,184,030)

LOSS BEFORE INCOME TAXES	(1,792,813)	(14,667,573)

PROVISION FOR INCOME TAX BENEFIT	(251,365)	(2,690,500)
NET LOSS	(1,541,448)	(11,977,073)

Non-controlling interest	(13,289)	(11,683)

NET LOSS ATTRIBUTABLE TO iPOWER INC.	$(1,528,159)	$(11,965,390)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(148,272)	(67,812)

COMPREHENSIVE LOSS ATTRIBUTABLE TO iPOWER INC.	$(1,676,431)	$(12,033,202)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	29,878,196	29,713,354

Diluted	29,878,196	29,713,354

LOSSES PER SHARE
Basic	$(0.05)	$(0.40)

Diluted	$(0.05)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended June 30, 2024 and 2023

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non- controlling	Accumulated other Comprehensive income
	Shares	Amount	Capital	Deficit)	interest	(loss)	Total
Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741
Net loss	–	–	–	(1,528,159)	(13,289)	–	(1,541,448)
Stock-based compensation	–	–	512,542	–	–	–	512,542
Restricted shares issued for vested RSUs	107,293	107	(107)	–	–	–	–
Common stock issued for cash, net of issuance costs	2,083,334	2,084	4,541,005	–	–	–	4,543,089
Capital injection to DHS	–	–	85,381	–	–	–	85,381
Settled offering cost (See Note 17)	–	–	(1,300,000)	–	–	–	(1,300,000)
Returned and cancelled shares	(541,667)	(542)	542	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(148,272)	(148,272)
Balance, June 30, 2024	31,359,899	$31,361	$33,463,883	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033

Balance, June 30, 2022	29,572,382	29,573	29,111,863	3,262,948	(13,232)	5,678	32,396,830
Net loss	–	–	–	(11,965,390)	(11,683)	–	(11,977,073)
Stock-based compensation	–	–	512,796	–	–	–	512,796
Restricted shares issued for vested RSUs	138,557	139	(139)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(67,812)	(67,812)
Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,541,448)	$(11,977,073)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	796,225	796,375
Inventory reserve	88,926	238,899
Credit loss reserve	285,386	249,128
Loss on equity method investment	5,508	10,001
Impairment loss - goodwill	–	3,060,034
Stock-based compensation expense	512,542	512,796
Amortization of operating lease right of use assets	1,713,182	2,615,937
Amortization of debt premium / discount and non-cash financing costs	233,617	214,800
Change in operating assets and liabilities
Accounts receivable	(953,936)	3,333,936
Inventories	9,958,690	9,600,978
Deferred tax assets	(290,355)	(3,094,365)
Prepayments and other current assets	511,663	2,380,563
Other non-current assets	306,660	373,646
Accounts payable	(2,017,841)	4,121,315
Other payables and accrued liabilities	(1,728,632)	(619,497)
Operating lease liabilities	(1,716,110)	(2,583,324)
Income taxes payable	–	(22,880)
Net cash provided by operating activities	6,164,076	9,211,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(140,813)
Net cash used in investing activities	–	(140,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital injection	85,711	–
Advance from shareholders	(85,200)	–
Payments of offering cost settlement (See Note 17)	(975,000)	–
Net proceeds from sale of common stock (See Note 14)	4,543,089	–
Proceeds from related parties	–	134,262
Payments to related parties	–	(82,500)
Proceeds from short-term loans - related party	2,350,000	31,385
Proceeds from short-term loans	483,599	–
Payment on investment payable	–	(1,500,000)
Payments on short-term loans - related party	(2,000,000)	–
Payments on promissory note	(1,750,000)	(2,159,767)
Proceeds from revolving loan	6,950,000	5,023,000
Payments on revolving loan	(12,000,000)	(8,600,000)
Net cash used in financing activities	(2,397,801)	(7,153,620)

EFFECT OF EXCHANGE RATE ON CASH	(124,080)	(3,141)

CHANGES IN CASH	3,642,195	1,913,695

CASH AND CASH EQUIVALENT, beginning of period	3,735,642	1,821,947

CASH AND CASH EQUIVALENT, end of period	$7,377,837	$3,735,642

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$55,000
Cash paid for interest	$308,590	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares returned and cancelled (See Note 17)	$1,300,000	$–
Right of use assets acquired under new operating leases	632,732	–

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc.

Notes to Consolidated Financial Statements

As of June 30, 2024 and 2023 and for the Years Ended June 30, 2024 and 2023

Note 1 – Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of consumer home, garden and other products and accessories mainly in the North America.

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

Prior Period Reclassification

Certain prior year amounts in the consolidated balance sheets and statements of cash flows have been reclassified to conform to the current year presentation, including reclassifications made in the presentation of non-current assets, current liabilities, and cash flows from operating activities. These reclassifications had no impact on the prior year net loss or stockholders’ equity.

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

The balance sheet amounts of the VIE, with the exception of equity, on June 30, 2024, were translated at 7.2673 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive loss accounts for the year ended June 30, 2024 was 7.2103 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and financial institution and financial service company deposits.

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

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”). Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding has been provided by the Company following the February 15, 2022 acquisition. During the term of the Agreements, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a VIE of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022. See Note 4 for details regarding the acquisition.

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

During the period ended June 30, 2024, the Company performed a qualitative and quantitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of June 30, 2024 and 2023, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at June 30, 2024 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including the intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of June 30, 2024 and 2023, there were no indicators of impairment.

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

Revenue recognition

The Company recognizes revenue from service and product sales, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment or completion of service, therefore, revenue from product sales is recognized when it is shipped to the customer and the revenue from services is recognized upon completion of services. For the years ended June 30, 2024 and 2023, the revenues from services were immaterial. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

The Company evaluates the criteria of ASC 606 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service and the Company has discretion in establishing the price, revenue is recorded at gross.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the years ended June 30, 2024 and 2023 were $4,271,311 and $5,331,152, respectively.

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products, net of purchase discounts and rebates, and related inbound freight and delivery fees.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the years ended June 30, 2024 and 2023, the Company recorded vendor credit of $2.48 million and $0, respectively.

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. For the years ended June 30, 2024 and 2023, $1,756,913 and $0 were recorded as deferred offering costs and reclassed to additional paid in capital upon closing of the offering. As of June 30, 2024 and 2023, $0 and $0 of deferred offering costs were included in the consolidated balance sheets, respectively.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the years ended June 30, 2024 and 2023, sales through Amazon to Canada and other foreign countries were approximately 9.2% and 10% of the Company’s total sales. During the year ended June 30, 2024, sales of hydroponic products, including ventilation and grow light systems, was approximately 22% of the Company’s total sales and the remaining 78% consisted of general gardening, home goods, and other products and accessories. During the year ended June 30, 2023, sales of hydroponic products, including ventilation and grow light systems, was approximately 23% of the Company’s total sales and the remaining 77% consisted of general gardening, home goods, and other products and accessories. As of June 30, 2024 and 2023, the Company had approximately $1.9 and $1.6 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification™ (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. In SEC Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles to the FASB for potential incorporation into the Codification. The ASU incorporates into the Codification 14 of the 27 disclosures referred by the SEC. They modify the disclosure or presentation requirements of a variety of Topics in the Codification. The requirements are relatively narrow in nature. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented therein.

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

As of the date of this report, the members have not completed the capital contributions and no receivables were recorded.

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the years ended June 30, 2024 and 2023, the impact of GSM’s activities were immaterial to the Company’s consolidated financial statements.

Note 4 – Variable interest entity

Effective February 15, 2022, upon acquisition of Anivia, the Company assumed the contractual arrangements between the WFOE and DHS through a variable interest operating entity structure.

As of June 30, 2024 and 2023, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the years indicated:

	June 30, 2024	June 30, 2023
Cash in bank	$222,648	$341,774
Prepayments and other receivables	$202,904	$664,886
Rent deposit	$72,281	$81,624
Office equipment, net	$12,205	$33,774
Right of use – noncurrent	$434,034	$6,104
Deferred tax assets	$–	$64,510
Advance from shareholders	$–	$85,200
Accounts payable	$381,013	$6,278
Lease liability	$443,059	$4,758
Income tax payable	$276,158	$276,683
Other payables and accrued liabilities	$514,285	$344,735

The operating results of the VIE were as follows for the year ended June 30, 2024:

June 30, 2024
Revenue	$–
Net loss after elimination of intercompany transactions	$4,340,968

The operating results of the VIE were as follows for the year ended June 30, 2023:

June 30, 2023
Revenue	$–
Net loss after elimination of intercompany transactions	$2,056,556

For the year ended June 30, 2024, the VIE contributed approximately $7.1 million of revenue and $0.5 million of net loss before elimination. For the year ended June 30, 2023, the VIE contributed approximately $7.0 million of revenue and $1.4 million of net loss before elimination.

Note 5 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	June 30, 2024	June 30, 2023
Accounts receivable	$15,095,479	$14,141,543
Less: allowance for credit losses	(355,386)	(70,000)
Total accounts receivable	$14,740,093	$14,071,543

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2022	$70,000
Allowance recorded during the year ended June 30, 2023	–
Balance at June 30, 2023	$70,000
Allowance recorded during the year ended June 30, 2024	285,386
Balance at June 30, 2024	$355,386

Note 6 – Inventories, net

As of June 30, 2024 and 2023, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $10,546,273 and $20,593,889, respectively.

For the years ended June 30, 2024 and 2023, the Company recorded inventory reserve expense of $88,926 and $238,899, respectively. As of June 30, 2024 and 2023, allowance for obsolescence was $647,825 and $558,899, respectively.

Note 7 – Prepayments and other current assets, net

As of June 30, 2024 and 2023, prepayments and other current assets consisted of the following:

	June 30, 2024	June 30, 2023
Advance to suppliers	$1,567,528	$1,668,173
Prepaid income taxes	31,496	45,718
Prepaid expenses and other receivables	747,510	1,393,433
Less: Allowance for credit losses	–	(249,128)

Total	$2,346,534	$2,858,196

Other receivables consisted of delivery fees of $3,995 and $165,962 and receivables from one and two unrelated parties for their use of the Company’s courier accounts at June 30, 2024 and 2023.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2022	$–
Allowance recorded during the year ended June 30, 2023	249,128
Balance at June 30, 2023	249,128
Allowance reversed during the year ended June 30, 2024	(249,128)
Balance at June 30, 2024	$–

During the year ended June 30,2024, the Company collected $249,128 of aged other receivables and recorded a reduction of bad debts expense as a reversal of the allowance of credit loss.

Note 8 – Intangible assets, net

As of June 30, 2024 and 2023, intangible assets, net, consisted of the following:

	June 30, 2024	June 30, 2023
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(1,542,257)	(892,886)
Total	$3,630,700	$4,280,071

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at June 30, 2024 was approximately 6.2 years. The amortization expense for the years ended June 30, 2024 and 2023 was $649,371 and $649,371, respectively. At June 30, 2024, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2025	$649,371
2026	649,371
2027	609,277
2028	468,750
2029	345,912
Thereafter	908,019
$3,630,700

Note 9 – Other payables and accrued liabilities

As of June 30, 2024 and 2023, other payables and accrued liabilities consisted of the following:

	June 30, 2024	June 30, 2023
Accrued payables for inventory in transit	$1,405,780	$2,948,551
Credit cards payable	231,243	366,781
Customer deposit	313,358	350,595
Accrued Amazon fees	530,456	915,319
Sales taxes payable	442,889	448,433
Payroll liabilities	204,137	222,962
Settlement payable	325,000	–
Other payables	432,624	295,802

Total	$3,885,487	$5,548,443

The Company’s controlled VIE, DHS, facilitates the Company in the process of inventory procurement. During the years ended June 30, 2024 and 2023, the Company purchased a total of $0 and $31,385, respectively, in inventories from a supplier which had a payment term of 90 days with a 2% premium on the purchase price. As of June 30, 2024 and 2023, the outstanding balance included in other payables to this supplier was $0 and $0, which was presented as financing cash flows from short term loans on the statement of cash flows.

Note 10 – Loans payable

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

Below is a summary of the interest expense recorded for the years ended June 30, 2024 and 2023:

	2024	2023
Accrued interest	$402,675	$670,924
Credit utilization fees	71,332	43,932
Amortization of debt discount	265,219	265,219
Total	$739,226	$980,075

As of June 30, 2024, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable was $5,500,739 and $9,791,191, respectively.

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

On November 11, 2022, the Company and JPMorgan entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPMorgan accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPMorgan agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of June 30, 2024 and 2023, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the year ended June 30, 2024, the Company recorded accrued interest of $39,429 and amortization of note premium of $31,602. In February 2024, the note premium was fully amortized, and the outstanding balance of the principal and accrued interest of $275,679 was fully paid off. As of June 30, 2024, the total outstanding balance of the Purchase Note was $0. For the year ended June 30, 2023, the Company recorded accrued interest of $157,500 and amortization of note premium of $50,418. As of June 30, 2023, including $236,250 of accrued interest and $31,602 of unamortized premium, the total outstanding balance of the Purchase Note was $2,017,852, which was presented on the consolidated balance sheet as a current portion of $2,017,852 and a non-current portion of $0.

Short-term loans payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry, repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the year ended June 30, 2024, the Company recorded interest of $32,911. As of June 30, 2024, the outstanding balance of the On-demand Loan was fully paid off.

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the year ended June 30, 2024, the Company borrowed $483,599 and recorded interest expense of $7,615. As of June 30, 2024, the outstanding balance of the On-demand Loan 2, including accrued interest of $7,615, was $491,214. As of the date of this report, the On-demand Loan 2 had been fully paid off.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of June 30, 2024, the outstanding balance of the RP Loan was $350,000.

Note 11 - Related party transactions

Starting from March 2022 to January 2023, the Company subleased 50,000 square feet of its warehouse space to Box Harmony, LLC, which is a 40% owned joint venture of the Company as disclosed in Note 1 and Note 2 above. For the year ended June 30, 2024 and 2023, the Company received and recorded sublease fee of $0 and $359,373 as other non-operating income, respectively. As of June 30, 2024 and 2023, other receivables due from Box Harmony was $0 and 0, respectively.

During the period ended June 30, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. For the year ended June 30, 2024, the amount sold through MII was $95,376. As of June 30, 2024, the total amount due from MII was $56,406.

On February 15, 2022, the Company assumed $92,246 of advance from shareholders of DHS through acquisition of Anivia. This amount was for capital injection pending capital inspection by the local government in accordance with the PRC rules. During the quarter ended June 30, 2024, DHS had completed and fulfilled the capital injection requirement. As of June 30, 2024 and 2023, the balance of advance from shareholders was $0 and $85,200, respectively.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on-demand loan. See Note 10 above for details.

On April 1, 2024, the Company borrowed $350,000 short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 10 above for details.

Note 12 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries were subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2024 and 2023. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the GILTI Tax. DHS is subject to 5% tax rate in PRC until December 31, 2027. Since DHS had tested losses during the year ended June 30, 2024 and 2023 and no GILTI tax was recorded for as of June 30, 2024 and 2023, the Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

The income tax provision for the years ended June 30, 2024 and 2023 consisted of the following:

	June 30, 2024	June 30, 2023
Current:
Federal	$–	$395,053
State	40,739	11,596
Foreign	–	–
Total current income tax provision	40,739	406,649
Deferred:
Federal	(317,134)	(2,462,699)
State	(47,305)	(571,730)
Foreign	72,335	(62,720)
Total deferred taxes	(292,104)	(3,097,149)

Total provision for income taxes	$(251,365)	$(2,690,500)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2019 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	June 30, 2024	June 30, 2023
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	5.54%	5.82%
Foreign tax	(4.94)%	0.44%
Impairment loss on goodwill – permanent difference	–%	(5.63)%
Prior year adjustment and permanent differences	(2.66)%	–%
Others	(4.92)%	(3.29)%
Effective tax rate	14.02%	18.34%

As of June 30, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $31,496 and $276,158, respectively. As of June 30, 2023, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $45,718 and $276,683, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	June 30,
	2024	2023
Deferred tax assets
263A calculation	$291,354	$239,142
Inventory reserve	171,942	149,907
State taxes	4,840	2,435
Accrued expenses	155,860	273,589
ROU assets / liabilities	110,391	115,125
Net Operation loss	2,190,589	2,173,221
Disallowed interest expense	258,352	163,381
Stock-based compensation	341,591	207,726
Valuation allowance	(64,897)	–
Others	40,067	85,596
Total deferred tax assets	3,500,089	3,410,122

Deferred tax liabilities
Depreciation	(77,287)	(105,323)
Intangible assets acquired	(977,197)	(1,149,549)
Total deferred tax liabilities	(1,054,484)	(1,254,872)

Net deferred tax assets	$2,445,605	$2,155,250

Note 13– Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years presented:

	For the year ended June 30,
	2024	2023
Numerator:
Net income (loss) attributable to iPower Inc.	$(1,528,159)	$(11,965,390)
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$29,878,196	$29,713,354
Earnings per share of ordinary shares - basic and diluted	$(0.05)	$(0.40)

*	Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants and RSUs as the Company had a net loss for the year ended June 30, 2024.

*	The computation of diluted EPS did not include the shares underlying the exercise of options granted as none of the options were vested and the exercise price of the options was higher than the market price as of June 30, 2024 and 2023.

*	For the year ended June 30, 2024, 44,285 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic earnings (losses) per share when the shares are fully vested.

*	For the year ended June 30, 2023, 53,435 vested shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share when the shares are fully vested.

Note 14 – Equity

Common Stock

As of June 30, 2024, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

During the year ended June 30, 2024, the Company issued 107,293 shares of restricted common stock for RSUs vested.

On June 18, 2024, the Company closed on a registered direct offering (the “Registered Direct”) of 2,083,334 shares of common stock (the “Shares”) and a concurrent private placement (“Private Placement,” and together with the Registered Direct, the “Offering”) of warrants (the “Warrants”) to purchase 2,083,334 shares of common stock (the “Warrant Shares”), which were sold for gross aggregate proceeds of $5,000,002. The Shares were sold pursuant to a prospectus supplement, filed on June 18, 2024, to the Registration Statement on Form S-3, originally filed on September 25, 2023, with the SEC (File No. 333-274665) and declared effective by the SEC on September 29, 2023. The Warrants, which were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) or Regulation D on the Securities Act, have a term of five years and are immediately exercisable at $2.40 per share. The Shares and Warrants were sold to a purchaser pursuant to a securities purchase agreement, dated June 16, 2024, between the Company and the purchaser (the “Purchase Agreement”). Roth Capital Partners, LLC (the “Placement Agent”) acted as placement agent, pursuant to a placement agency agreement between the Company and the Placement Agent dated June 16, 2024 (the “Placement Agency Agreement”). The Company paid the Placement Agent as compensation a cash fee equal to 6.5% of the gross proceeds of the Offering plus reimbursement of certain expenses and legal fees. The net proceeds of the Offering, after deducting $456,913, the Placement Agent’s fees and expenses and other direct offering costs paid by the Company, was $4,543,089.

The Company calculated the fair value of the Warrants at $3.1 million, with a relative fair value of $1.7 million after allocation of the fair value of the Shares, using the Black-Scholes Model with the following variables:

•	Stock Price - $2.0
•	Exercise Price - $2.4
•	Volatility – 104%
•	Term –5 years
•	Risk Free Rate of Return – 4.24%

Pursuant to the Warrant agreement, except for some fundamental transactions within the Company’s control, in no event shall the Company be required to net cash settle the Warrants. The Company considered and followed the rules and guidelines under ASC 480-10 and ASC 815 and concluded that the Warrants should be classified and recorded as equity. Further, as the warrants were issued as part of the Offering, the relative fair value of the Warrants was included in the gross proceeds and recorded as additional paid-in capital.

On June 18, 2024, as disclosed in Note 17 below, in order to recoup the settlement payment made to Boustead Securities, LLC, the Company’s Chief Executive Officer and co-founder, Lawrence Tan, along with co-founder Allan Huang, returned a total of 541,667 shares to the Company for cancellation (the “Share Cancellation”). The Share Cancellation was completed in June 2024 and the par value of $542 was reduced against additional paid-in capital.

As of June 30, 2024 and 2023, there were 31,359,899 and 29,710,939 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of June 30, 2024 and 2023, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 10,000,000 shares of Common Stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan, which Form S-8 was subsequently amended on December 6, 2022, September 15, 2023 and November 22, 2023.

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. During the year ended June 30, 2024, the Company granted additional 62,600 shares of RSUs. For the year ended June 30, 2024 and 2023, the Company recorded $71,014 and $71,268 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the year ended June 30, 2024 and 2023. As of June 30, 2024 and 2023, the unvested number of RSUs was 3,250 and 38,793 and the unamortized expense was $1,788 and $22,500, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2022	6,608
RSUs granted	131,130	$78,768
RSUs forfeited	–
RSUs vested	(98,945)
RSUs granted, but not vested, at June 30, 2023	38,793
RSUs granted	62,600	$50,302
RSUs forfeited	–
RSUs vested	(98,143)
RSUs granted, but not vested, at June 30, 2024	3,250

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of June 30, 2024, of the 330,154 vested RSUs, 285,869 shares, including 107,293 shares issued during the current year, of Common Stock were issued, and 44,285 shares were to be issued in the next fiscal year.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of (i) a $60,000 to be awarded to Kevin Vassily, CFO of the Company, and (ii) grants of stock options (the “Option Grants”) in the amount of (a) 3,000,000 shares to Chenlong Tan, CEO and (b) 330,000 shares to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $1.12, a contractual term of 10 years and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment of the recipients through each vesting date. Each of the six vesting tranches of the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The achievement status of the operational milestones as of June 30, 2024 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at June 30, 2024 and 2023, $2.3 million is deemed probable of vesting. As of June 30, 2024 and 2023, none of the options had vested. For the year ended June 30, 2024 and 2023, the Company recorded $441,528 and $441,528 of stock-based compensation expense related to the Option Grants. Unrecognized compensation cost related to tranches probable of vesting is approximately $1.3 million and will be recognized over two years to nine years, depending on the tranche.

Note 15 – Warrant liabilities

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through June 30, 2024, none of the private placement investors exercised any of their warrants and the warrants were expired in May 2024. As such, as of June 30, 2024 and 2023, the number of shares issuable under the outstanding convertible note warrants was 0 and 685,715, with an average exercise price of $5.00 per share.

Note 16 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2024 and 2023, $7,377,837 and $3,735,642, respectively, were deposited with various major financial institutions and financial services companies in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $5.8 million and $2.7 million, respectively, in excess of the FDIC insurance limit, as of June 30, 2024 and 2023.

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

Customer and vendor concentration risk

For the years ended June 30, 2024 and 2023, Amazon Vendor and Amazon Seller customers accounted for 90% and 91% of the Company's total revenues, respectively. As of June 30, 2024 and 2023, accounts receivable from Amazon Vendor and Amazon Seller accounted for 91% and 95% of the Company’s total accounts receivable.

For the years ended June 30, 2024 and 2023, one supplier accounted for 10% and 27% of the Company's total purchases, respectively. As of June 30, 2024 and 2023, accounts payable to one supplier accounted for 36% and 49% of the Company’s total accounts payable, net of credits of $1.7 million, respectively.

Note 17 - Commitments and contingencies

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

Total commitment for the full term of these leases is $12,651,376. The financial statements reflected $6,124,163 and $7,837,345, respectively, of operating lease right-of-use assets, and $6,549,110 and $8,265,220, respectively, of operating lease liabilities as of June 30, 2024 and 2023.

Years Ended June 30, 2024 and 2023:

Lease cost	6/30/2024	6/30/2023
Operating lease cost (included in G&A in the Company's statement of operations)	$2,716,705	$3,107,513

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,644,838	$3,074,909
Remaining term in years	0.08 – 3.92	0.08 – 4.92
Average discount rate - operating leases	5 - 8%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	6/30/2024	6/30/2023
Right of use asset - non-current	$6,124,163	$7,837,345

Lease Liability – current	2,039,301	2,159,173
Lease Liability - non-current	4,509,809	6,106,047
Total operating lease liabilities	$6,549,110	$8,265,220

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2025	$2,314,092
2026	1,767,679
2027	1,596,313
2028	1,459,409
Less: Imputed interest/present value discount	(588,383)
Present value of lease liabilities	$6,549,110

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). As part of the IPO closing, the Company agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. As of June 30, 2023, the Company was not able to reasonably estimate the amount of potential exposure.

On April 3, 2024, the Company and D.A. Davidson & Co entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Boustead Securities, LLC (“Boustead”) and its current and former employees, officers, directors, partners, agents and affiliates, pursuant to which all parties agreed to release all claims in exchange for the Company’s payment of $1.3 million (the “Settlement Amount”) to Boustead. The Settlement Agreement was entered into for purposes of settling in full the FINRA Arbitration (FINRA Case No. 22-01133) which had been brought by Boustead against the Company and D.A. Davidson after the Company opted not to complete its initial public offering with Boustead but instead engaged and completed its initial public offering with D.A. Davidson. Pursuant to the terms of the Settlement Agreement, the Company is required to pay the Settlement Amount in four equal installments of $325,000 on each of April 3, 2024, May 3, 2024, June 3, 2024 and July 3, 2024. Within five days of its receipt of the final payment, or by July 8, 2024, Boustead will be obligated to dismiss the FINRA Arbitration against the Company, with prejudice, after which time the Company will be required to dismiss, with prejudice, all counterclaims brought by the Company against Boustead. For the year ended June 30, 2024, the Company considered and concluded that the Settlement Amount of $1.3 million was incremental costs directly associated with the IPO under ASC 340-10-S99-1 and so recorded as offering costs against additional paid-in capital. As of June 30, 2024, the outstanding balance of the Settlement Amount was $325,000. As of the date of this report, the Settlement Amount had been paid off and the parties have formally withdrawn all of the complaints that were before FINRA, with prejudice, and the matter is settled in full.

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

On June 18, 2024, calculating the shares at $2.40, Messrs. Tan and Huang returned a total of 541,667 shares as indemnification payment to the Company for cancellation (the “Share Cancellation”). The Share Cancellation was completed in June 2024.

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

On April 13, 2020, the Company entered into an agreement with Royal Business Bank (the “Lender”) for a total amount of $175,500, pursuant to a promissory note issued by the Company to the Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On March 22, 2021, the $175,500 PPP Note due to Royal Business Bank was fully forgiven by the Small Business Administration (“SBA”).

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

Note 18 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Other than the material subsequent events disclosed above in the notes to financial statements, no other material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

On August 29, 2024, the board of directors (the “Board”) of the Company, based on the recommendation of the compensation committee of the Board, approved a grant of 1,200,000 stock options (the “Stock Options”) issuable to Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). Following the Board’s approval, Mr. Tan and the Company entered into a stock option award agreement (the "Stock Option Award Agreement").

According to the Stock Option Award Agreement, and subject to the terms and conditions of the Stock Option Award Agreement and the Plan, upon vesting of the Stock Options, Mr. Tan will have the option to purchase common stock, par value $0.001 per share of the Company, at an exercise price of $1.43 per share (which is 110% of the Fair Market Value of the stock on the grant date). The Stock Options have a term of five years and will vest as follows: 30,000 Stock Options vested on the grant date (August 29, 2024), and 32,500 Stock Options will vest on the first day of each month from September 1, 2024, to August 1, 2027.

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

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of June 30, 2024, our internal control over financial reporting was not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment of the design or effectiveness of our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
Chenlong Tan	42	Chairman, Chief Executive Officer, President, and Director
Kevin Vassily	57	Chief Financial Officer and Director
Bennet Tchaikovsky	55	Independent Director
Hanxi Li	37	Independent Director
Kevin Liles	55	Independent Director

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

Kevin Vassily. Mr. Vassily was appointed as our Chief Financial Officer in January 2021. Mr. Vassily was also appointed as a member of our board of directors in March 2021. Mr. Vassily also serves as a director at Aimfinity Investment Corp. commencing March 15, 2023, a director at Tungray Technologies commencing April 2024, and a director at Thunder Power Holdings commencing June 2024. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, a financial analytics company focused on the Asset Management industry. From October 2018 through its acquisition in 2020, Mr. Vassily served as an advisor at Go Capture, where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc., a provider of healthcare information, education and training services to healthcare professionals and the public in China. From 2015 through 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets, and helped to co-manage the Technology Research vertical. From 2010 to 2014, he served as the director of research at Pacific Epoch (a wholly-owned subsidiary of Pacific Crest Securities), where he was responsible for a complete overhaul of product and a complete business model restart post-acquisition, re focusing the firm around a “data-first” research offering. From 2007 to 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities, responsible for establishing the firm’s presence and relevance covering Asia Technology. From 2003 to 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, responsible for research in semiconductor and related technologies. From 2001 to 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners, responsible for publishing research and maintaining financial models on each of the companies under coverage. Mr. Vassily began his career on Wall Street in 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Bennet Tchaikovsky. Mr. Tchaikovsky serves as a member of our board of directors, a position he has held since May 2021, following completion of our initial public offering, and serves as chair of the audit committee. Since August 2014, Mr. Tchaikovsky has been a full-time professor at Irvine Valley College. From January 2022 to June 2024, Mr. Tchaikovsky served as a part-time accounting instructor at California State University, Fullerton. From January 2020 through December 2021, Mr. Tchaikovsky served as a member of the board of directors for Oriental Culture Holding Group, Ltd. (NASDAQ: OCG). From February 2021 through July 2022, Mr. Tchaikovsky served as a member of the board of directors for Industrial Human Capital, Inc. (NYSE: AXH). From September 2020 through December 2021, Mr. Tchaikovsky served as a part-time accounting instructor at Long Beach City College. From August 2018 to May 2019, Mr. Tchaikovsky was a part-time instructor at Chapman University. From November 2013 to August 2019, Mr. Tchaikovsky served as a board member and chairman of the audit committee of Ener-Core, Inc. (OTCMKTS: ENCR). From August 2013 to May 2014, Mr. Tchaikovsky was a part-time faculty member of Irvine Valley College and a part-time faculty member of Pasadena City College. Mr. Tchaikovsky has served as a director on the board of directors of China Jo-Jo Drugstores, Inc. (NASDAQ: CJJD) from August 2011 to January 2013 and as its chief financial officer from September 2009 to July 2011. From April 2010 to August 2013, Mr. Tchaikovsky has served as chief financial officer of VLOV, Inc. From May 2008 to April 2010, Mr. Tchaikovsky has served as chief financial officer of Skystar Bio-Pharmaceutical Company. From March 2008 to November 2009, Mr. Tchaikovsky served as a director on the board of directors of Ever-Glory International Group (NASDAQ: EVK), where he served as chairman of the audit committee and was a member of the compensation committee. From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc. Mr. Tchaikovsky received his Juris Doctorate degree from Southwestern Law School in December 1996 and his Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara in August 1991. Mr. Tchaikovsky is an actively licensed Certified Public Accountant in California and is an actively licensed member of the California State Bar. We believe that Mr. Tchaikovsky’s extensive experience in accounting and business will benefit the Company’s business and operations and make him a valuable member of the board of directors and its committees.

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

Kevin Liles. Mr. Liles was appointed to serve as a member of our board of directors commencing May 2021, upon completion of our initial public offering, and serves as chair of the nominating and corporate governance committee. Mr. Liles is the Chairman and CEO of 300 Elektra Entertainment, a collection of labels under the umbrella of Warner Music Group. Mr. Liles’s ability to create, build and lead some of the biggest and culturally relevant brands over the past 30 years cements his place in cultural history. Prior to its sale to Warner Music Group in 2021, Mr. Liles was co-founder and CEO of 300 Entertainment, and Head of 300 Studios, the company’s Emmy-winning content and film division. Earlier in his career, Mr. Liles architected Def Jam’s expansion into video games and television in the late 1990s and early 2000s as President of Def Jam Recordings, and later introduced Artist Services as an Executive Vice President at Warner Music Group during the 2000s. In recognition of his personal, professional, and philanthropic achievements, in the past year Mr. Liles has been honored with the United Negro College Fund’s Leadership Award, the Black Music Action Coalition’s Social Impact Award, and the Reginald Lewis Museum of Maryland African-American History and Culture’s Titan Award. Mr. Liles sits on the Board of Gibson Brands, the Recording Industry Association of America, Free Our Art, and Rolling Sea Action Fund, among others. Mr. Liles holds an honorary Doctor of Law degree from Morgan State University, where he studied engineering and electrical engineering as an undergraduate. We believe Mr. Liles’ extensive entrepreneurial and business experience, as well as his extensive knowledge in the area of social media, will assist us in our growth plans going forward.

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

Incentive-Based Compensation Recovery (Clawback) Policy

The Company maintains an incentive-based compensation recovery (clawback) policy to enable the Company to recover erroneously awarded compensation in the event that the Company is required to prepare an accounting restatement.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended June 30, 2024, except for the following:

Name	Late Reports	Transactions Covered	Number of Shares
Kevin Liles	Form 4	COMMON STOCK	24,800
Bennet Tchaikovsky	Form 4	COMMON STOCK	24,800

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of June 30, 2024, for services rendered in all capacities to us for the fiscal years ended June 30, 2024 and 2023.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)		Total ($USD)
Chenlong Tan	2024	264,000	–	–	62,647	(1)	326,647
Chairman, Chief Executive Officer, President	2023	264,000	–	–	62,647	(1)	326,647

Kevin Vassily	2024	240,000	–	–	–		240,000
Chief Financial Officer	2023	240,000	–	–	–		240,000

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

Outstanding Equity Awards

Outstanding Equity Awards at June 30, 2024

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2024.

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

(1) Total number of RSUs granted was 12,000, all of which had vested as of June 30, 2024.

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board of directors. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended June 30, 2024.

Name	Fees Earned or Paid in Cash ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Bennet Tchaikovsky	$30,000	$30,000	$–	$60,000
Kevin Liles	$25,000	$30,000	$–	$55,000
Hanxi Li	$25,000	$30,000	$–	$55,000

Our independent directors each receive (i) $25,000 annual cash compensation, payable in equal quarterly installments, and (ii) $30,000 in restricted stock units (“RSUs”), which were issued pursuant to our 2020 Amended Equity Incentive Plan. The RSUs vest monthly in 12 substantially equal installments. In addition, the chairman of our audit committee is entitled to receive an additional $5,000 annual retainer for his additional responsibilities, which retainer will be payable in equal quarterly installments. Directors will also be reimbursed for reasonable expenses incurred in connection with the performance of their duties. No compensation has been awarded to any directors who were not executive officers for the fiscal years ended June 30, 2024 and 2023.

Equity Incentive Plan

On October 15, 2020, the Company’s board of directors adopted, and its stockholders approved and ratified, the iPower Inc. 2020 Equity Incentive Plan. Further on May 5, 2021, the Company’s board of directors adopted, and its stockholders approved and ratified, the 2020 Amended Equity Incentive Plan. The 2020 Amended Equity Incentive Plan allows for the issuance of up to 10,000,000 shares of common stock, whether in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the 2020 Amended Equity Incentive Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. The board of directors believes that granting equity-based compensation serves to promote continuity of management and provide for a shared interest in the welfare, growth and development of the Company. The Company believes that the 2020 Amended Equity Incentive Plan will serve to advance the Company’s interests by enhancing its ability to (i) attract and retain employees, consultants, directors and advisors who are able to contribute to the Company’s ongoing success and development, (ii) reward those employees, consultants, directors and advisors for their contributions to the Company, and (iii) encourage employees, consultants, directors and advisors to participate in the Company’s long-term growth and success.

In addition to the RSU grants referenced above, on May 13, 2022, the Company granted stock options (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, our Chief Executive Officer and (ii) 330,000 shares to Kevin Vassily, our Chief Financial Officer. The Option Grants have an exercise price of $1.12 per share (the closing price on the grant date) and have a term of 10 years, will vest in stages upon the Company’s achievement of certain pre-determined market capitalization and revenue or operating income targets set forth in the grant agreements. During the fiscal year ended June 30, 2024, the Company granted an additional 62,600 RSUs to our directors and employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of September 17, 2024 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executives as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 31,425,290 shares of common stock outstanding as of September 20, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within sixty (60) days of, the date of this prospectus. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o iPower Inc., 8798 9th Street, Rancho Cucamonga, CA 91730.

Name of Beneficial Owner	No. of Shares Common Stock Beneficially Owned	Total Percentage of Common Stock Owned
Chenlong Tan (1)	7,752,501	24.67%
Kevin Vassily (2)	22,000	*%
Bennet Tchaikovsky (3)	55,600	*%
Kevin Liles (4)	55,600	*%
Hanxi Li (5)	64,941	*%
All Officers and Directors (5 Persons)	7,950,642	25.30%

Beneficial Owners of more than 5%
Allan Huang (6)	7,752,500	24.67%
White Cherry Limited (7)	2,629,515	8.37%

__________________________

*	Less than 0.1%
(1)	Chenlong Tan is our co-Founder, Chairman, Chief Executive Officer and President. Mr. Tan’s holding consists of (i) 3,752,501 shares directly held by Mr. Tan and (ii) 4,000,000 shares held by a trust for the benefit of Mr. Tan and certain of his family members. The aforementioned holdings do not include options to purchase 3,000,000 shares of common stock which remain subject to certain vesting conditions.
(2)	Kevin Vassily is our Chief Financial Officer. The aforementioned holdings do not include options to purchase 330,000 shares of common stock which remain subject to certain vesting conditions.
(3)	Mr. Tchaikovsky is a member of our board of directors. His holdings consist of (i) 30,800 shares of common stock and (ii) 24,800 restricted stock units (“RSUs”) which remain subject to vesting.
(4)	Mr. Liles is a member of our board of directors. His holdings consist of (i) 30,800 shares of common stock and (ii) 24,800 RSUs which remain subject to vesting.
(5)	Ms. Li is a member of our board of directors. Her reported holdings consist of (i) 26,147 shares of common stock and (ii) 38,794 RSUs which remain subject to vesting.
(6)	Allan Huang is our co-Founder and a consultant and was previously our Chief Executive Officer, President and a director.
(7)	White Cherry Limited was the former owner of our subsidiary in Hong Kong.

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

On April 27, 2021, Mr. Chenlong Tan, our Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of our common stock, agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan, against any damages that the Company may owe Boustead or the underwriters, should Boustead be successful in any action against the Company related to this initial public offering. On June 18, 2024, Mr. Tan, along with co-founder and shareholder Allan Huang, satisfied this obligation by returning a total of 541,667 shares to the Company’s treasury, to reimburse the company for a $1.3 million settlement with Boustead. See Note 17 above.

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

On February 15, 2022, the Company assumed $92,246 of advance payments from shareholders of DHS as a result of the Company’s acquisition of Anivia. These advance payments were for capital injections pending capital inspection by the local government in accordance with the PRC rules. As of June 30, 2023, the balance of advance from shareholders was $85,200. As of June 30, 2024, the balance of advance from shareholders was $0.

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry, repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the year ended June 30, 2024, the Company recorded interest of $32,911. As of June 30, 2024, the outstanding balance of the On-demand Loan was $0.

During the period ended June 30, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. For the year ended June 30, 2024, the amount sold through MII was $95,376. As of June 30, 2024, the total amount due from MII was $56,406.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of June 30, 2024, the outstanding balance of the RP Loan was $350,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2024 and 2023, rendered by UHY LLP.

	Fiscal year ended June 30,
	2024	2023
Audit fees [1]	$316,066	$405,276
Audit-related fees [2]	–	–
Total fees	$316,066	$405,276

_________________________

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed February 2, 2021).
4.2	Form of Warrant (incorporated by Reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 18, 2024).
10.1	2020 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.2	Form of Sublease Agreement, dated as of December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed February 2, 2021).
10.3	Asset Purchase Agreement, dated December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by Reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed February 2, 2021).
10.4	Loan and Security Agreement, dated May 3, 2019, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed February 2, 2021).
10.5	Consulting Agreement, dated February 1, 2020, between BZRTH, Inc. and Allan Huang (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
10.6	Note for PPP Loan, dated April 13, 2020, issued to Royal Business Bank (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed February 1, 2021).
10.7	Loan Authorization and Agreement, dated April 18, 2020, between BZRTH, Inc. and U.S. Small Business Administration (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 1, 2021).
10.8	Employment Agreement, dated July 1, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed February 2, 2021).
10.9	Standard Industrial Multi-Tenant Lease, dated as of September 1, 2020, between BZRTH, Inc. and Nelson, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed February 2, 2021).
10.10	Exclusive Business Cooperation Agreement, dated September 4, 2020, between iPower Inc. and Global Product Marketing Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed February 2, 2021).
10.11	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Allan Huang (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed February 2, 2021).
10.12	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed February 2, 2021).
10.13	Amended and Restated Exclusive Business Cooperation Agreement, dated October 26, 2020, between iPower Inc. and E Marketing Solution Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed February 2, 2021).
10.14	Receivables Purchase Agreement, dated November 16, 2020, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed February 2, 2021).

10.15	Form of Subscription Agreement for Series A Preferred Stock Offering (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed February 2, 2021).
10.16	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Danilo Cacciamatta (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed February 2, 2021).
10.17	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Bennet Tchaikovsky (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed February 2, 2021).
10.18	Form of Subscription Agreement for 6% Convertible Note and Warrants (incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1 filed February 2, 2021).
10.19	Convertible Note, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed February 2, 2021).
10.20	Convertible Note, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed February 2, 2021).
10.21	Board Letter Agreement, dated January 28, 2021, between iPower Inc. and Kevin Liles (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed February 2, 2021).
10.22	Employment Agreement, dated January 29, 2021, between iPower Inc. and Kevin Vassily (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed February 2, 2021).
10.23	Indemnification Agreement, dated as of April 27, 2021, by and among iPower Inc. and D.A. Davidson & Co., Roth Capital Partners, LLC and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.24	Indemnification and Lock-Up Agreement, dated as of April 27, 2021, entered into by Chenlong Tan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.25	E Marketing Solutions Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Shanshan Huang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2021).
10.26	Global Products Marketing Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 21, 2021).
10.27	Lease Agreement, dated July 28, 2021, between iPower Inc. and 9th and Vineyard LLC (incorporated by reference to Exhibit 10.1 to the Current Report filed August 2, 2021).
10.28	Form of Credit Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.29	Form of Trademark Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.30	Form of Pledge and Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.31	Joint Venture Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 20, 2022).
10.32	Box Harmony LLC Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 20, 2022).
10.33	Facility and Use Access Agreement (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 20, 2022).
10.34	Consulting Agreement (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 20, 2022).
10.35	License Agreement (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed January 20, 2022).
10.36	Director Offer Letter (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed January 20, 2022).

10.37	Joint Venture Agreement, dated February 10, 2022, between iPower Inc., Bro Angel LLC, Jie Shan and Bing Luo (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 14, 2022).
10.38	Amended & Restated Limited Liability Company Operating Agreement of Global Social Media LLC, dated February 10, 2022, between Global Social Media LLC, iPower Inc., and Bro Angel LLC (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2022).
10.39	Intellectual Property License Agreement, dated February 10, 2022, between Bro Angel LLC and Global Social Media LLC (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2022).
10.40	Share Transfer Agreement, dated February 15, 2022, between iPower Inc., White Cherry Limited, Li Zanyu, Xie Jing, Anivia Limited, Fly Elephant Limited, Dayou Renzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2022).
10.41	$3,500,000 Promissory Note, dated February 15, 2022, from iPower, Inc. to White Cherry Limited (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 22, 2022).
10.42	Exclusive Business Cooperation Agreement, dated December 15, 2021, between Dayaorenzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 22, 2022).
10.43	Exclusive Equity Interest Pledge Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2022).
10.44	Exclusive Option Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 22, 2022).
10.45	Power of Attorney of Li Zanyu, dated December 15, 2021 (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 22, 2022).
10.46	JP Morgan Chase Consent Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 22, 2022).
10.47	Amendment to Pledge and Security Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.8 to the Current Report on Form 8-K filed February 22, 2022).
10.48	Employment Contract, dated February 15, 2022, between Dayao Renzai (Shenzhen) Technology Co., Ltd. and Li Zanyu (incorporated by Reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 22, 2022).
10.49	Second Amendment to the Credit Agreement, dated October 7, 2022, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 13, 2022).
10.50	Amendment to Subordination Agreement, dated October 7, 2022, between White Cherry Limited and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 13, 2022).
10.51	Form of Pledge Agreement between iPower Inc., Chenlong Tan and Allan Huang (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 9, 2024).
10.52	Form of Placement Agency Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2024).
10.53	Form of Purchase Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 18, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
21.1	Subsidiaries (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 28, 2022)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive-Based Compensation Recovery (Clawback) Policy (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 1, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

iPOWER INC.

	By:	/s/ Chenlong Tan
Chenlong Tan
Chairman of the Board of Directors,
Chief Executive Officer and President
Date: September 20, 2024		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chenlong Tan	Chairman of the Board of Directors,	September 20, 2024
Chenlong Tan	Chief Executive Officer and President
(principal executive officer)

/s/ Kevin Vassily	Chief Financial Officer	September 20, 2024
Kevin Vassily	(principal financial and accounting officer)

/s/ Bennet Tchaikovsky	Director	September 20, 2024
Bennet Tchaikovsky

/s/ Kevin Lies	Director	September 20, 2024
Kevin Liles

/s/ Hanxi Li	Director	September 20, 2024
Hanxi Li

