Form 10-Q
period 2024-09-30
iPower Inc.
filed 2024-11-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock on November 14, 2024 was 31,431,242.

iPower Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2024 and June 30, 2024

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$2,577,305	$7,377,837
Accounts receivable, net	12,278,182	14,740,093
Inventories, net	8,668,497	10,546,273
Prepayments and other current assets, net	2,808,914	2,346,534
Total current assets	26,332,898	35,010,737

Non-current assets
Right of use - non-current	5,226,888	6,124,163
Property and equipment, net	337,036	370,887
Deferred tax assets, net	3,090,525	2,445,605
Goodwill	3,034,110	3,034,110
Intangible assets, net	3,468,357	3,630,700
Other non-current assets	905,673	679,655
Total non-current assets	16,062,589	16,285,120

Total assets	$42,395,487	$51,295,857

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	$8,352,699	$11,227,116
Other payables and accrued liabilities	3,507,224	3,885,487
Lease liability - current	1,686,889	2,039,301
Short-term loan payable	–	491,214
Short-term loan payable - related party	350,000	350,000
Revolving loan payable, net	–	5,500,739
Income taxes payable	285,963	276,158
Total current liabilities	14,182,775	23,770,015

Non-current liabilities
Long-term revolving loan payable, net	3,131,955	–
Lease liability - non-current	3,945,935	4,509,809

Total non-current liabilities	7,077,890	4,509,809

Total liabilities	21,260,665	28,279,824

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and June 30, 2024	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 31,359,899 shares issued and outstanding at September 30, 2024 and June 30, 2024	31,361	31,361
Additional paid in capital	33,669,843	33,463,883
Accumulated deficits	(12,259,882)	(10,230,601)
Non-controlling interest	(41,040)	(38,204)
Accumulated other comprehensive loss	(265,460)	(210,406)
Total stockholders' equity	21,134,822	23,016,033

Total liabilities and stockholders' equity	$42,395,487	$51,295,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)

REVENUES
Product sales revenues	$18,275,412	$26,508,374
Service income	733,109	–
Total revenues	19,008,521	26,508,374

COST OF REVENUES
Product costs	9,917,448	14,749,529
Service costs	603,176	–
Total cost of revenues	10,520,624	14,749,529

GROSS PROFIT	8,487,897	11,758,845

OPERATING EXPENSES:
Selling and fulfillment	5,914,808	10,063,471
General and administrative	5,319,523	2,964,051
Total operating expenses	11,234,331	13,027,522

LOSS FROM OPERATIONS	(2,746,434)	(1,268,677)

OTHER INCOME (EXPENSE)
Interest expenses	(139,962)	(228,365)
Loss on equity method investment	(919)	(1,025)
Other non-operating income (Loss)	218,686	(67,166)
Total other income (expenses), net	77,805	(296,556)

LOSS BEFORE INCOME TAXES	(2,668,629)	(1,565,233)

PROVISION FOR INCOME TAX BENEFIT	636,512	275,882
NET LOSS	(2,032,117)	(1,289,351)

Non-controlling interest	2,836	2,836

NET LOSS ATTRIBUTABLE TO IPOWER INC.	$(2,029,281)	$(1,286,515)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(55,054)	(707)

COMPREHENSIVE LOSS ATTRIBUTABLE TO IPOWER INC.	$(2,084,335)	$(1,287,222)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic and diluted	31,417,203	29,764,515

LOSSES PER SHARE
Basic and diluted	$(0.06)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid in	Accumulated	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Capital	Deficit	interest	loss	Total
Balance, June 30, 2024	31,359,899	$31,361	$33,463,883	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033
Net loss	–	–	–	(2,029,281)	(2,836)	–	(2,032,117)
Stock-based compensation	–	–	205,960	–	–	–	205,960
Foreign currency translation adjustments	–	–	–	–	–	(55,054)	(55,054)
Balance, September 30, 2024, Unaudited	31,359,899	$31,361	$33,669,843	$(12,259,882)	$(41,040)	$(265,460)	$21,134,822

Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741
Net loss	–	–	–	(1,286,515)	(2,836)	–	(1,289,351)
Stock-based compensation	–	–	117,882	–	–	–	117,882
Foreign currency translation adjustments	–	–	–	–	–	(707)	(707)
Balance, September 30, 2023, Unaudited	29,710,939	$29,712	$29,742,402	$(9,988,957)	$(27,751)	$(62,841)	$19,692,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,032,117)	$(1,289,351)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	196,558	201,705
Inventory reserve	288,474	105,192
Credit loss reserve	1,475,594	–
Loss on equity method investment	919	1,025
Stock-based compensation expense	205,960	117,882
Gain on foreign currency exchange rates	(182,188)	–
Amortization of operating lease right of use assets	522,538	685,106
Amortization of debt premium / discount and non-cash financing costs	66,305	53,726
Change in operating assets and liabilities
Accounts receivable	986,317	834,261
Inventories	1,589,302	5,432,074
Deferred tax assets	(644,920)	(277,189)
Prepayments and other current assets, net	(619,099)	1,046,697
Non-current prepayments	–	70,422
Other non-current assets	132,841	9,615
Accounts payable	(2,874,417)	(1,213,634)
Other payables and accrued liabilities	4,034	(1,040,347)
Operating lease liabilities	(541,549)	(683,277)
Income taxes payable	9,805	(1,566)
Net cash (used in) provided by operating activities	(1,415,643)	4,052,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments for software development	(202,140)	–
Net cash used in investing activities	(202,140)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering cost settlement	(325,000)	–
Proceeds from short-term loans - related party	–	2,000,000
Payments on short-term loans - related party	(483,599)	(1,000,000)
Payments on promissory note	–	(875,000)
Proceeds from revolving loan	1,500,000	–
Payments on revolving loan	(4,000,000)	(5,200,000)
Net cash used in financing activities	(3,308,599)	(5,075,000)

EFFECT OF EXCHANGE RATE ON CASH	125,850	16,178

CHANGES IN CASH AND CASH EQUIVALENTS	(4,800,532)	(1,006,481)

CASH AND CASH EQUIVALENTS, beginning of period	7,377,837	3,735,642

CASH AND CASH EQUIVALENTS, end of period	$2,577,305	$2,729,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$55,743	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets derecognized due to termination of operating leases	$(374,737)	$–
Right of use assets acquired under new operating leases	$–	$613,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024 and June 30, 2024 and for the Three Months Ended September 30, 2024 and 2023

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

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd., and Daheshou (Shenzhen) Information Technology Co., Ltd. Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of Dayourenzai (Shenzhen) Technology Co., Ltd., a corporation located in the People’s Republic of China (“PRC”), which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized in Note 4 below, the business, revenues and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the Laws of the PRC (“DHS”) and located in Shenzhen, China. See details on Note 4 below.

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and VIE and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2024, which are included in Form 10-K filed with the SEC on September 20, 2024.

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

Prior Period Reclassification

Certain prior period amounts in the unaudited condensed statements of cash flows have been reclassified to conform to the current period presentation, including reclassifications made in the presentation of cash flows from operating activities. These reclassifications had no impact on the prior year net loss or stockholders’ equity.

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

The balance sheet amounts of the VIE, with the exception of equity, on September 30, 2024, were translated at 7.0181 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the three months ended September 30, 2024 was 7.1623 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Accounts receivable, net

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers, which includes the amount withheld by sales channel partners and refundable to the Company. Based on historical and expected loss rate and status of negotiations with the sales channel partner, management reviews its accounts receivable balances each reporting period to determine if an allowance for credit loss is required.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. In late October 2024, the Company determined that the collectability of certain shortage claim receivables from Amazon was remote so recorded additional allowance for credit losses of approximately $1.4 million for the quarter ended September 30, 2024.

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

During the three months ended September 30, 2024 and 2023, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of September 30, 2024 and June 30, 2024, the goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at September 30, 2024 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of September 30, 2024 and 2023, there were no indicators of impairment.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis. We measure certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, as of September 30, 2024 and June 30, 2024, the Company had goodwill with a carry book value of $3,034,110, which approximated its fair value:

	Total Fair Value	Level 1	Level 2	Level 3
Goodwill	$3,034,110	$–	$–	$3,034,110
Total	$3,034,110	$–	$–	$3,034,110

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

Revenue recognition

The Company recognizes revenues from service and product sales, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment or completion of service, therefore, revenue from product sales is recognized when it is shipped to the customer and the revenue from services is recognized upon completion of services. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

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

Sales discounts are recorded in the period in which the related sales are recorded. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Shipping and handling costs are recorded as selling expenses.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three months ended September 30, 2024 and 2023 were $651,125 and $1,570,742, respectively.

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products, net of purchase discounts and rebates, and related inbound freight and delivery fees.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the three months ended September 30, 2024 and 2023, the Company did not have any vendor credits.

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. For the years ended June 30, 2024, $1,756,913 were recorded as deferred offering costs and reclassed to additional paid in capital upon closing of the offering. As of September 30, 2024 and June 30, 2024, there were no deferred offering costs included in the consolidated balance sheets.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the three months ended September 30, 2024 and 2023, sales through Amazon to Canada and other foreign countries were approximately 13.4% and 8.2% of the Company’s total sales. During the three months ended September 30, 2024, sales of hydroponic products, including ventilation and grow light systems, was approximately 17.2% of the Company’s total sales and the remaining 82.8% consisted of general gardening, home goods, and other products and accessories. During the three months ended September 30, 2023, sales of hydroponic products, including ventilation and grow light systems, were approximately 16.8% of the Company’s total sales and the remaining 83.2% consisted of general gardening, home goods and other products and accessories. As of September 30, 2024 and June 30, 2024, the Company had approximately $1.6 million and $1.9 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50%) that they will not be realized. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Earnings per share

Basic earnings per share is computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations.For the three months ended September 30, 2024 and 2023, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

Note 4 – Variable interest entity

Effective February 15, 2022, upon acquisition of Anivia, the Company assumed the contractual arrangements between the WFOE and DHS through a variable interest operating entity structure. On September 26, 2024, Mr. Zanyu Li, the equity owner of DHS transferred his shares to Ms. Xiaoyun Liu. Ms. Liu has become the Manager and Legal Representative of DHS and assumed all responsibilities and obligations of Mr. Zanyu Li. The transfer of equity ownership did not change the control the Company had on the VIE, therefore there was no impact on the Company’s financial statements.

The Company did not provide financial or other support to the VIE for the periods presented where the Company was not otherwise contractually required to provide such support.

As of September 30, 2024 and June 30, 2024, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s unaudited condensed consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	September 30, 2024	June 30, 2024
Cash in bank	$330,760	$222,648
Prepayments and other receivables	$337,172	$202,904
Rent deposit	$–	$72,281
Office equipment, net	$9,174	$12,205
Right of use – noncurrent	$–	$434,034
Accounts payable	$213,717	$381,013
Lease liability	$–	$443,059
Income tax payable	$285,963	$276,158
Other payables and accrued liabilities	$652,387	$514,285

The operating results of the VIE were as follows for the three months ended September 30, 2024:

September 30, 2024
Revenue	$–
Net loss after elimination of intercompany transactions	$138,930

The operating results of the VIE were as follows for the three months ended September 30, 2023 :

September 30, 2023
Revenue	$–
Net loss after elimination of intercompany transactions	$419,343

For the three months ended September 30, 2024, the VIE contributed approximately $1.4 million of revenue and $0.2 million of net loss before elimination. For the three months ended September 30, 2023, the VIE contributed approximately $2.1 million of revenue and $0.05 million of net loss before elimination.

Note 5 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	September 30, 2024	June 30, 2024
Accounts receivable	$14,109,162	$15,095,479
Less: allowance for credit losses	(1,830,980)	(355,386)
Total accounts receivable	$12,278,182	$14,740,093

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$70,000
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$70,000

Balance at June 30, 2024	$355,386
Allowance recorded during the three months ended September 30, 2024	1,475,594
Balance at September 30, 2024	$1,830,980

Note 6 – Inventories, net

As of September 30, 2024 and June 30, 2024, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $8,668,497 and $10,546,273, respectively.

For the three months ended September 30, 2024 and 2023, the Company recorded inventory reserve expense of $288,474 and $105,192, respectively. As of September 30, 2024 and June 30, 2024, allowance for obsolescence was $936,299 and $647,825, respectively.

Note 7 – Prepayments and other current assets, net

As of September 30, 2024 and June 30, 2024, prepayments and other current assets consisted of the following:

	September 30, 2024	June 30, 2024
Advance to suppliers	$1,953,093	$1,567,528
Prepaid income taxes	16,687	31,496
Prepaid expenses and other receivables	839,134	747,510
Less: Allowance for credit losses	–	–

Total	$2,808,914	$2,346,534

Other receivables consisted of delivery fees of $2,786 and $3,995 from a third party for using the Company’s courier accounts at September 30, 2024 and June 30, 2024.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$249,128
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$249,128

Balance at June 30, 2024	$–
Allowance recorded during the three months ended September 30, 2024	–
Balance at September 30, 2024	$–

During the year ended June 30, 2024, the Company collected $249,128 of aged other receivables and recorded a reduction of bad debts expense as a reversal of the allowance of credit loss.

Note 8 – Intangible assets, net

As of September 30, 2024 and June 30, 2024, intangible assets, net, consisted of the following:

	September 30, 2024	June 30, 2024
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(1,704,560)	(1,542,257)
Total	$3,468,357	$3,630,700

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at September 30, 2024 was approximately 5.95 years. The amortization expense for the three months ended September 30, 2024 and 2023 was $162,343 and $162,343, respectively. At September 30, 2024, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2025	$487,028
2026	649,371
2027	609,277
2028	468,750
2029	345,912
Thereafter	908,019
Intangible assets, net	$3,468,357

Note 9 – Other payables and accrued liabilities

As of September 30, 2024 and June 30, 2024, other payables and accrued liabilities consisted of the following:

	September 30, 2024	June 30, 2024
Accrued payables for inventory in transit	$1,296,989	$1,405,780
Credit cards payable	206,769	231,243
Customer deposit	326,364	313,358
Accrued Amazon fees	450,512	530,456
Sales taxes payable	437,265	442,889
Payroll liabilities	191,882	204,137
Settlement payable	–	325,000
Other accrued liabilities and payables	597,443	432,624

Total	$3,507,224	$3,885,487

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

In addition, the ABL includes an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 in financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and are to be amortized over the three-year term of the ABL as interest expense.

Below is a summary of the interest expense recorded for the three months ended September 30, 2024 and 2023:

	2024	2023
Accrued interest	$43,145	$133,615
Credit utilization fees	21,767	15,525
Amortization of debt discount	66,305	66,305
Total	$131,217	$215,445

As disclosed in Note 18, the maturity date of the ABL has been extended to November 8, 2027. As of September 30, 2024, the outstanding amount of the ABL, which was classified as long-term revolving loan payable, net of debt discount and including interest payable, was $3,131,955. As of June 30, 2024, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable, was $5,500,739.

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

As of September 30, 2024, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the three months ended September 30, 2024, the Company recorded accrued interest of $0 and amortization of note premium of $0. For the three months ended September 30, 2023, the Company recorded accrued interest of $19,688 and amortization of note premium of $12,579. For the year ended June 30, 2024, the Company recorded accrued interest of $39,429 and amortization of note premium of $31,602. In February 2024, the note premium was fully amortized, and the outstanding balance of the principal and accrued interest of $275,679 was fully paid off. As of September 30, 2024 and June 30, 2024, the total outstanding balance of the Purchase Note was $0.

Short-term loan payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2 million from White Cherry and repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the three months ended September 30, 2024 and 2023, the Company recorded accrued interest of $0 and $6,060. As of September 30, 2024, the outstanding balance of the On-demand Loan was fully paid off.

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the three months ended September 30, 2024, the Company recorded interest expense of $3,733. As of June 30, 2024, the outstanding balance of the On-demand Loan 2, including accrued interest of $7,615, was $491,214. As of September 30, 2024, the On-demand Loan 2 had been fully paid off.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of September 30, 2024 and June 30, 2024, the outstanding balance of the RP Loan was $350,000 and $350,000, respectively.

Note 11 - Related party transactions

On April 1, 2024, the Company borrowed $350,000 short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 10 above for details.

During the year ended June 30, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. As of September 30, 2024 and June 30, 2024, the total amount due from MII was $56,406. As of the date of this report, the outstanding balance was fully paid off.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on demand loan. See Note 10 above for details.

Note 12 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2022 in those jurisdictions. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. DHS is subject to 5% tax rate in PRC until December 31, 2027. Since DHS had losses during the three months ended September 30, 2024 and 2023 and the year ended June 30, 2024, no GILTI tax was recorded as of September 30, 2024 and June 30, 2024. The Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company recognized goodwill in the amount of $6,094,144. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

For the three months ended September 30, 2024, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three months ended September 30, 2024 and 2023 consisted of the following:

	September 30, 2024	September 30, 2023
Current:
Federal	$–	$(1,705)
State	8,409	12,470
Foreign	–	–
Total current income tax provision	8,409	10,765
Deferred:
Federal	(521,137)	(284,648)
State	(123,784)	(66,624)
Foreign	–	64,625
Total deferred taxes	(644,921)	(286,647)

Total provision for income taxes	$(636,512)	$(275,882)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2019 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	September 30, 2024		September 30, 2023
Statutory tax rate
Federal	21.00%		21.00%
State (net of federal benefit)	5.51%		5.82%
Foreign tax rate difference	(3.16%	)	(4.88%	)
Net effect of state income tax deduction and other permanent differences	0.5%		(4.31%	)
Effective tax rate	23.85%		17.63%

As of September 30, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $16,687 and $285,964, respectively. As of June 30, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $31,496 and $276,158, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	September 30, 2024	June 30, 2024
Deferred tax assets
263A calculation	$239,234	$291,354
Inventory reserve	248,254	171,942
State taxes	1,766	4,840
Accrued expenses	131,467	155,860
ROU assets / liabilities	107,632	110,391
Net operating loss	2,304,794	2,190,589
Disallowed interest expense	269,322	258,352
Stock-based compensation	395,850	341,591
Valuation allowance	(85,054)	(64,897)
Allowance for credit loss	485,472	40,067
Total deferred tax assets	4,098,737	3,500,089

Deferred tax liabilities
Depreciation	(74,059)	(77,287)
Intangible assets acquired	(934,153)	(977,197)
Total deferred tax liabilities	(1,008,212)	(1,054,484)

Net deferred tax assets	$3,090,525	$2,445,605

For the three months ended September 30, 2024 and 2023, the Company recorded $20,157 and $64,145 of valuation allowance to reduce deferred tax assets for the losses incurred by DHS.

Note 13 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the three months ended September 30,
	2024	2023
Numerator:
Net loss attributable to iPower Inc.	$(2,029,281)	$(1,286,515)
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$31,417,203	$29,764,515
Losses per share of ordinary shares - basic and diluted	$(0.06)	$(0.04)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, and unvested RSUs as the Company had a net loss for the three months ended September 30, 2024 and 2023.

*	For the three months ended September 30, 2024 and 2023, 71,343 and 66,366 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 14 – Equity

Common Stock

As of September 30, 2024, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

The holders of Common Stock shall be entitled to one vote per share in voting to the election of directors and all other corporate purposes. Subject to the express terms of any outstanding series of Preferred Stock, dividends may be paid in cash or otherwise with respect to the holders of Common Stock out of the assets of the Company legally available therefor, upon the terms, and subject to the limitations, as the Board of Directors of the Company (the “Board of Directors”) may determine. In the event of liquidation or dissolution of the Company, subject to the express terms of any outstanding series of Preferred Stock, the holders of Common Stock shall be entitled to share in the distribution of any remaining assets available for distribution to the holders of Common Stock ratably in proportion to the total number of shares of Common Stock then issued and outstanding.

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

The Company calculated the fair value of the Warrants at $3.1 million, with a relative fair value of $1.7 million after allocation of the fair value of the Shares, using the Black-Scholes Model with the following variables:

•	Stock Price - $2.00
•	Exercise Price - $2.40
•	Volatility – 104%
•	Term –5 years
•	Risk Free Rate of Return – 4.24%

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

As of September 30, 2024 and June 30, 2024, there were 31,359,899 shares of Common Stock issued and outstanding.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of September 30, 2024 and June 30, 2024, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 5,000,000 shares of Common Stock, whether in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan, which was subsequently amended on December 6, 2022 and September 15, 2023 and November 22, 2023.

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which vested over 12 months following the grant date and were subject to other restrictions until the filing of a Registration Statement on Form S-8 registering the shares. The fair value of the RSUs was determined based on $5.00 per share, the initial listing price of the Company’s Common Stock on the grant date. During the three months ended September 30, 2024, the Company granted an additional 71,427 shares of RSUs. For the three months ended September 30, 2024 and 2023, the Company recorded $31,788 and $7,500 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the three months ended September 30, 2024 and 2023. As of September 30, 2024 and June 30, 2024, the unvested number of RSUs was 47,619 and 3,250 and the unamortized expense was $60,000 and $1,788, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2024	3,250
RSUs granted	71,427	$90,000
RSUs forfeited	–
RSUs vested	(27,058)
RSUs granted, but not vested, at September 30, 2024	47,619

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of September 30, 2024, of the 357,212 vested RSUs, 285,869 shares of Common Stock were issued, and 71,343 shares were to be issued in the near future.

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

The estimated achievement status of the operational milestones as of September 30, 2024 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at September 30, 2023, $2.3 million is deemed probable of vesting. As of September 30, 2024, none of the options had vested. For the three months ended September 30, 2024 and 2023, the Company recorded $110,382 and $110,382 of stock-based compensation expense related to the Option Grants. As of September 30, 2024, unrecognized compensation cost related to tranches probable of vesting is approximately $1.2 million and will be recognized over two years to nine years, depending on the tranche.

On August 29, 2024, the board of directors (the “Board”) of the Company, based on the recommendation of the compensation committee of the Board, approved a grant of 1,200,000 stock options (the “2024 Stock Options”) issuable to Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). Following the Board’s approval, Mr. Tan and the Company entered into a stock option award agreement (the "Stock Option Award Agreement").

According to the Stock Option Award Agreement, and subject to the terms and conditions of the Stock Option Award Agreement and the Plan, upon vesting of the 2024 Stock Options, Mr. Tan will have the option to purchase common stock, par value $0.001 per share of the Company, at an exercise price of $1.43 per share (which is 110% of the Fair Market Value of the stock on the grant date). The 2024 Stock Options have a term of 10 years and will vest as follows: 30,000 2024 Stock Options vested on the grant date (August 29, 2024), and 32,500 2024 Stock Options will vest on the first day of each month from September 1, 2024, to August 1, 2027.

On the grant date, a Black-Scholes Model was used to determine the fair value of the 2024 Stock Options with the following inputs:

•	Stock Price - $1.30
•	Exercise Price - $1.43
•	Volatility – 101%
•	Expected Term –5.71 years
•	Risk Free Rate of Return – 3.66%
•	Dividend Yield – 0%

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the three months ended September 30, 2024, 62,500 stock options were vested and the Company recorded $63,790 as stock compensation expense. As of September 30, 2024, the unrecognized compensation cost of the 2024 Stock Options was approximately $1.16 million and will be recognized monthly through August 1, 2027.

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through September 30, 2023, none of the private placement investors exercised any of their warrants and the warrants expired in May 2024. As such, there were no warrants outstanding as of September 30, 2024 and June 30, 2024.

Note 16 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2024 and June 30, 2024, $2,577,305 and $7,377,837, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $1.4 million and $5.8 million, respectively, in excess of the FDIC insurance limit, as of September 30, 2024 and June 30, 2024.

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

Customer and vendor concentration risk

For the three months ended September 30, 2024 and 2023, Amazon Vendor and Amazon Seller customers accounted for 89% and 91% of the Company's total revenues, respectively. As of September 30, 2024 and June 30, 2024, accounts receivable from Amazon Vendor and Amazon Seller accounted for 87% and 91% of the Company’s total accounts receivable.

For the three months ended September 30, 2024 and 2023, one supplier accounted for 11% and 15% of the Company's total purchases, respectively. As of September 30, 2024 and June 30, 2024, accounts payable to one supplier accounted for 20% and 36% of the Company’s total accounts payable.

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

On February 15, 2022, upon completion of the acquisition of Anivia Limited, the Company assumed an operating lease for offices located in the People’s Republic of China. In July 2023, the Company renewed the lease contract for its existing office plus additional office space. The lease term is for three years expiring on July 14, 2026. The total base rental fee for these offices is approximately $19,406 per month. In September 2024, the Company terminated the lease contract of the office space.

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

The lease did not start under the original agreement as the construction was not completed. On February 23, 2022, the Company entered into an amended agreement to extend the lease term to 74 months. Under the amended agreement, the lease commenced on February 10, 2022, with rent payments commencing May 11, 2022 and the lease expiring on May 31, 2028. The base rental fee is $114,249, increasing gradually over time to $140,079 per month through the expiration date of May 31, 2028.

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee is $56,000 to $59,410 per month through April 30, 2025.

In September 2024, DHS entered into a sublease agreement with a third-party entity for office space in Shenzhen. The lease term is for one year from October 1, 2024 to September 30, 2025. The lease is treated as short-term lease and the base rental fee is approximately $10,000 per month.

The Company’s total commitment for the full term of these leases is $12,651,376. The financial statements reflected $5,226,888 and $6,124,163, respectively, of operating lease right-of-use assets, and $5,632,824 and $6,549,110, respectively, of operating lease liabilities as of September 30, 2024 and June 30, 2024.

Three months Ended September 30, 2024 and 2023:

Lease cost	9/30/2024	9/30/2023
Operating lease cost (included in G&A in the Company's statement of operations)	$594,133	$792,826

Other information
Cash paid for amounts included in the measurement of lease liabilities	$604,117	$792,317
Remaining term in years	0.58 – 3.67	0.08 – 4.67
Average discount rate - operating leases	5 - 6%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	9/30/2024	6/30/2024
Right of use asset - non-current	$5,226,888	$6,124,163

Lease Liability – current	1,686,889	2,039,301
Lease Liability - non-current	3,945,935	4,509,809
Total operating lease liabilities	$5,632,824	$6,549,110

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2025	$1,535,511
2026	1,533,918
2027	1,586,572
2028	1,459,409
Less: Imputed interest/present value discount	(482,586)
Present value of lease liabilities	$5,632,824

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. As of September 30, 2023, the Company cannot reasonably estimate the amount of potential exposure.

On April 3, 2024, the Company and D.A. Davidson & Co entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Boustead Securities, LLC (“Boustead”) and its current and former employees, officers, directors, partners, agents and affiliates, pursuant to which all parties agreed to release all claims in exchange for the Company’s payment of $1.3 million (the “Settlement Amount”) to Boustead. The Settlement Agreement was entered into for purposes of settling in full the FINRA Arbitration (FINRA Case No. 22-01133) which had been brought by Boustead against the Company and D.A. Davidson after the Company opted not to complete its initial public offering with Boustead but instead engaged and completed its initial public offering with D.A. Davidson. Pursuant to the terms of the Settlement Agreement, the Company is required to pay the Settlement Amount in four equal installments of $325,000 on each of April 3, 2024, May 3, 2024, June 3, 2024 and July 3, 2024. Within five days of its receipt of the final payment, or by July 8, 2024, Boustead will be obligated to dismiss the FINRA Arbitration against the Company, with prejudice, after which time the Company will be required to dismiss, with prejudice, all counterclaims brought by the Company against Boustead. For the year ended June 30, 2024, the Company considered and concluded that the Settlement Amount of $1.3 million was incremental costs directly associated with the IPO under ASC 340-10-S99-1 and so recorded as offering costs against additional paid-in capital. As of June 30, 2024, the outstanding balance of the Settlement Amount was $325,000. As of September 30, 2024, the Settlement Amount had been paid off and the parties have formally withdrawn all of the complaints that were before FINRA, with prejudice, and the matter is settled in full.

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

On November 8, 2024, the Company entered into a third amendment (the “Third Amendment”) to that certain credit agreement, initially entered into by and among the Company and its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent for the Lender and a lender (the “Administrative Agent” or “Lender”), on November 12, 2021 (the “Credit Agreement”). The Third Amendment to the Credit Agreement amended, among other things, (i) the defined term “Aggregate Revolving Commitment” to mean $15,000,000, and (ii) extended the maturity date to “November 8, 2027 or any earlier date on which the Revolving Commitments are reduced to zero or otherwise terminated pursuant to the terms hereof.” The borrowing rate is SOFR plus 2.25% to 2.50% depending on utilization of the borrowing availability.

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

Trends and Expectations

Product and Brand Development

We plan to increase investments in product and brand development. We actively evaluate potential acquisition opportunities of companies and product brand names that can complement our product catalog and improve our existing products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflicts between Russia and Ukraine and Israel and Hamas may nonetheless increase the likelihood of supply chain disruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruptions, we have experienced a decrease in the speed with which we are able to purchase new inventory, as well as an increase in costs due to delays in shipping, the resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

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

Recent Developments

On June 18, 2024, we closed on the registered direct offering (the “Offering”) of 2,083,334 shares of common stock (the “Shares”) and a concurrent private placement (the “Private Placement”) of warrants (“Warrants”) to purchase 2,083,334 shares of common stock (the “Warrant Shares”), which were sold for gross aggregate proceeds of $5,000,002. The Shares were sold pursuant to a prospectus supplement, filed on June 18, 2024, to the registration statement on Form S-3, originally filed on September 25, 2023 with the SEC (File No. 333-274665), and declared effective on September 29, 2023. The Warrants, which were issued pursuant to an exemption from registration under Section 4(a)(2) or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), have a term of five years and are immediately exercisable at $2.40 per share. The Shares and Warrants were sold to purchasers named on the signature page of a certain securities purchase agreement, dated June 16, 2024, between the Company and the purchaser (the “Purchase Agreement”). Roth Capital Partners, LLC acted as the placement agent, pursuant to a placement agency agreement. The Company paid compensation to the placement agent consisting of a cash fee equal to 6.5% of the gross proceeds of the Offering plus reimbursement of certain expenses and legal fees.

On July 9, 2024, as required by the Purchase Agreement, we filed a resale registration statement on Form S-1 with the SEC (the "Resale Form S-1"). Upon filing an amendment on July 23, 2024, the Resale Form S-1 was declared effective by the SEC on July 26, 2024.

RESULTS OF OPERATIONS

For the three months ended September 30, 2024 and 2023

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Variance
Revenues – product sales	$18,275,412	$26,508,374	(31.1%	)
Revenues – service income	733,109	–	–
	19,008,521	26,508,374	(28.3%	)

Cost of revenues – product costs	9,917,448	14,749,529	(32.8%	)
Cost of revenues – service costs	603,176	–	–
	10,520,624	14,749,529	(28.7%	)

Gross profit	8,487,897	11,758,845	(27.8%	)
Operating expenses	11,234,331	13,027,522	(13.8%	)
Operating loss	(2,746,434)	(1,268,677)	116.5%
Other income (expenses)	77,805	(296,556)	126.2%
Loss before income taxes	(2,668,629)	(1,565,233)	70.5%
Income tax benefit	636,512	275,882	130.7%
Net loss	(2,032,117)	(1,289,351)	57.6%
Non-controlling interest	2,836	2,836	0%
Net loss attributable to iPower Inc.	(2,029,281)	(1,286,515)	57.7%
Other comprehensive loss	(55,054)	(707)	7687.0%
Comprehensive loss attributable to iPower Inc.	$(2,084,335)	$(1,287,222)	61.9%

Gross profit % of revenues – product sales	45.7%	44.4%
Gross profit % of revenues – service income	17.7%	–
Operating loss % of revenues	(14.4% )	(4.8% )
Net loss % of revenues	(10.7% )	(4.9% )

Revenues

Revenues for the three months ended September 30, 2024 decreased 28.3% to $19,008,521 as compared to $26,508,374 for the three months ended September 30, 2023. While pricing remained stable and with the additional logistics service income, the decrease was mainly due to the combination of decreased orders from Amazon and temporary disruption of product supply during the quarter ended September 30, 2024 and the increased sales generated from promotional activities in the same quarter in 2023.

Costs of Goods Sold

Costs of goods sold for the three months ended September 30, 2024 decreased 28.7% to $10,520,624 as compared to $14,749,529 for the three months ended September 30, 2023. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in sales, freight costs, and lowered product costs resulted from management’s efforts on supply chain management.

Gross Profit

Gross profit was $8,487,897 for the three months ended September 30, 2024 as compared to $11,758,845 for the three months ended September 30, 2023. The gross profit ratio of the product sales revenues increased to 45.7% for the three months ended September 30, 2024 from 44.4% for the three months ended September 30, 2023. The increase in the gross profit ratio was mainly driven by the decrease in costs of goods sold during the three months ended September 30, 2024, as discussed above.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 decreased 13.8% to $11,234,331 as compared to $13,027,522 for the three months ended September 30, 2023. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $4.1 million as a result of decreased costs related to advertising, merchant fees, rental expenses and delivery fees, and an increase in general and administrative expenses of $2.4 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses. The increase in general and administrative expenses was mainly due to the expansion of our vendor network and development of the SuperSuite platform and an increased allowance for credit loss and inventory reserves of $1.76 million.

Loss from Operations

Loss from operations was $2,746,434 for the three months ended September 30, 2024 as compared to $1,268,677 for the three months ended September 30, 2023. The increase in loss resulted from the decrease in sales being greater than the decrease in operating expenses and the increase in gross profit ratio.

Other Income (Expenses)

Other income (expenses) consist of interest expense and other non-operating income (expenses). Other income (expenses) for the three months ended September 30, 2024 was $77,805 as compared to $(296,556) for the three months ended September 30, 2023. The increase in other income (expenses) was mainly due to the combination of an increase in other non-operating income of $285,852, and a decrease in interest, including amortization of debt discount, on the revolving loan of $88,403 during the three months ended September 30, 2024 resulted from the decreasing loan balance.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended September 30, 2024 was $2,029,281 as compared to $1,286,515 for the three months ended September 30, 2023, representing an increase in net loss of $742,766. The increase was primarily due to the decrease in sales being greater than the decrease in operating expenses and the increase in gross profit ratio as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended September 30, 2024 was $2,084,335 as compared to $1,287,222 for the three months ended September 30, 2023, representing an increase in comprehensive loss of $797,113. The increase was due to the reasons discussed above, along with an increase in other comprehensive loss of $54,347 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the three months ended September 30, 2024, we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank (“JPM”). Additionally, on June 18, 2024, we closed on the registered direct offering of 2,083,334 Shares and a concurrent Private Placement of Warrants to purchase up to 2,083,334 Warrant Shares, which Shares and Warrants were sold for gross aggregate proceeds of $5,000,002. As of September 30, 2024, we had cash and cash equivalents of $2,577,305, representing a $4,800,532 decrease from $7,377,837 in cash as of June 30, 2024. The cash decrease was primarily due to the result of cash used in operating activities and financing activities resulting from our payments to pay down the short-term loans - related party and the JPM revolving line of credit.

Based on our current operating plans, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chain operations normalize and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Currently, we have approximately $11.0 million in unused credit under the revolving line with JPM. Given our current working capital position and available funding from our revolving credit line, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Given our current working capital position and available funding from our revolving credit line and proceeds from our June Registered Direct offering, we believe we will be able to work through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of September 30, 2024 and June 30, 2024, our working capital was $12.2 million and $11.2 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash (used in) provided by operating activities for the three months ended September 30, 2024 and 2023 was $(1,415,643) and $4,052,341, respectively. The decrease in cash provided by operating activities mainly resulted from a decrease in cash received from customers and an increase in cash paid for cost of revenues and operating expenses.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 and 2023 was $202,140 and $0, respectively. The increase was due to the prepayments made for software developments during the quarter ended September 30, 2024.

Financing Activities

Net cash used in financing activities was $3,308,599 and $5,075,000, respectively, for the three months ended September 30, 2024 and 2023. The decrease in net cash used in financing activities was primarily due to a decrease in payments on the revolving loan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

Revenue recognition

The Company recognizes revenues from service and product sales, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment or completion of service, therefore, revenue from product sales is recognized when it is shipped to the customer and the revenue from services is recognized upon completion of services. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

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

Sales discounts are recorded in the period in which the related sales are recorded. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Shipping and handling costs are recorded as selling expenses.

Accounts receivable, net

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers, which includes the amount withheld by sales channel partners and refundable to the Company. Based on historical an expected loss rate and status of negotiations with the sales channel partner, management reviews its accounts receivable balances each reporting period to determine if an allowance for credit loss is required.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. In late October 2024, the Company determined that the collectability of certain shortage claim receivables from Amazon was remote so the Company recorded additional allowance for credit losses of approximately $1.5 million for the quarter ended September 30, 2024.

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

During the three months ended September 30, 2024 and 2023, the Company performed a qualitative and quantitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of September 30, 2024 and 2023, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at September 30, 2024 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of September 30, 2024, there were no indicators of impairment.

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

As of September 30, 2024, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, our controls related to the financial statement closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

UHY LLP, our independent registered public accounting firm, is not required to and has not provided an assessment concerning the design or effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently party to any pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed February 1, 2021).
4.2	Form of Warrant (incorporated by Reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 18, 2024).
10.1	Third Amendment to Credit Agreement, dated November 8, 2024, by and between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 13, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

November 14, 2024	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

November 14, 2024	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

