Form 10-Q
period 2024-12-31
iPower Inc.
filed 2025-02-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on February 13, 2025 was 31,449,098.

iPower Inc.

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2024 and 2023	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended December 31, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

	PART II. Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	48

Item 6.	Exhibits	48

	Signatures	49

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2024 and June 30, 2024

	December 31,	June 30,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$2,877,457	$7,377,837
Accounts receivable, net	13,926,432	14,740,093
Inventories, net	9,183,631	10,546,273
Prepayments and other current assets, net	2,292,744	2,346,534
Total current assets	28,280,264	35,010,737

Non-current assets
Right of use - non-current	4,757,429	6,124,163
Property and equipment, net	303,059	370,887
Deferred tax assets, net	3,001,517	2,445,605
Goodwill	3,034,110	3,034,110
Intangible assets, net	3,306,014	3,630,700
Other non-current assets	1,187,179	679,655
Total non-current assets	15,589,308	16,285,120

Total assets	$43,869,572	$51,295,857

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	$8,853,320	$11,227,116
Other payables and accrued liabilities	3,491,596	3,885,487
Lease liability - current	1,540,624	2,039,301
Short-term loan payable	–	491,214
Short-term loan payable - related party	350,000	350,000
Revolving loan payable, net	–	5,500,739
Income taxes payable	274,947	276,158
Total current liabilities	14,510,487	23,770,015

Non-current liabilities
Long-term revolving loan payable	4,042,400	–
Lease liability - non-current	3,612,756	4,509,809

Total non-current liabilities	7,655,156	4,509,809

Total liabilities	22,165,643	28,279,824

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and June 30, 2024	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 31,359,899 and 31,359,899 shares issued and outstanding at December 31, 2024 and June 30, 2024	31,361	31,361
Additional paid in capital	33,867,156	33,463,883
Accumulated deficits	(12,041,063)	(10,230,601)
Non-controlling interest	(44,195)	(38,204)
Accumulated other comprehensive loss	(109,330)	(210,406)
Total stockholders' equity	21,703,929	23,016,033

Total liabilities and stockholders' equity	$43,869,572	$51,295,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended December 31, 2024 and 2023

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$17,606,889	$16,800,122	$35,882,301	$43,308,496
Service income	1,465,682	–	2,198,791	–
Total revenues	19,072,571	16,800,122	38,081,092	43,308,496

COST OF REVENUES
Product costs	9,461,119	9,481,882	19,378,567	24,231,411
Service costs	1,221,566	–	1,824,742	–
Total cost of revenues	10,682,685	9,481,882	21,203,309	24,231,411

GROSS PROFIT	8,389,886	7,318,240	16,877,783	19,077,085

OPERATING EXPENSES:
Selling and fulfillment	4,628,914	6,936,980	10,543,722	17,000,451
General and administrative	3,077,365	2,933,607	8,396,888	5,897,658
Total operating expenses	7,706,279	9,870,587	18,940,610	22,898,109

INCOME (LOSS) FROM OPERATIONS	683,607	(2,552,347)	(2,062,827)	(3,821,024)

OTHER INCOME (EXPENSE)
Interest expenses	(140,672)	(182,612)	(280,634)	(410,977)
Loss on equity method investment	(802)	(801)	(1,721)	(1,826)
Other non-operating income (expenses)	(205,958)	128,838	12,728	61,672
Total other expenses, net	(347,432)	(54,575)	(269,627)	(351,131)

INCOME (LOSS) BEFORE INCOME TAXES	336,175	(2,606,922)	(2,332,454)	(4,172,155)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	120,511	(688,939)	(516,001)	(964,821)
NET INCOME (LOSS)	215,664	(1,917,983)	(1,816,453)	(3,207,334)

Non-controlling interest	(3,155)	(3,155)	(5,991)	(5,991)

NET INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$218,819	$(1,914,828)	$(1,810,462)	$(3,201,343)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	156,130	(160,255)	101,076	(160,962)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$374,949	$(2,075,083)	$(1,709,386)	$(3,362,305)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	31,437,517	29,790,242	31,427,360	29,777,378

Diluted	31,437,517	29,790,242	31,427,360	29,777,378

EARNINGS (LOSSES) PER SHARE
Basic	$0.01	$(0.06)	$(0.06)	$(0.11)

Diluted	$0.01	$(0.06)	$(0.06)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31 , 2024 and 2023

	Common Stock		Additional	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Paid in Capital	Deficit)	interest	income (loss)	Total
Balance, June 30, 2024	31,359,899	$31,361	$33,463,883	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033
Net loss	–	–	–	(2,029,281)	(2,836)	–	(2,032,117)
Stock-based compensation	–	–	205,960	–	–	–	205,960
Foreign currency translation adjustments	–	–	–	–	–	(55,054)	(55,054)
Balance, September 30, 2024, unaudited	31,359,899	$31,361	$33,669,843	$(12,259,882)	$(41,040)	$(265,460)	$21,134,822
Net income (loss)	–	–	–	218,819	(3,155)	–	215,664
Stock-based compensation	–	–	197,313	–	–	–	197,313
Foreign currency translation adjustments	–	–	–	–	–	156,130	156,129
Balance, December 31, 2024, unaudited	31,359,899	$31,361	$33,867,156	$(12,041,063)	$(44,195)	$(109,330)	$21,703,929

Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	20,864,741
Net loss	–	–	–	(1,286,515)	(2,836)	–	(1,289,351)
Stock-based compensation	–	–	117,882	–	–	–	117,882
Foreign currency translation adjustments	–	–	–	–	–	(707)	(707)
Balance, September 30, 2023, unaudited	29,710,939	$29,712	$29,742,402	$(9,988,957)	$(27,751)	$(62,841)	$19,692,565
Net loss	–	–	–	(1,914,828)	(3,155)	–	(1,917,983)
Stock-based compensation	–	–	141,245	–	–	–	141,245
Foreign currency translation adjustments	–	–	–	–	–	(160,255)	(160,255)
Balance, December 31, 2023, unaudited	29,710,939	$29,712	$29,883,647	$(11,903,785)	$(30,906)	$(223,096)	$17,755,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31 , 2024 and 2023

	For the Six Months Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,816,453)	$(3,207,334)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	392,568	402,342
Inventory reserve	288,474	222,755
Credit loss reserve	1,516,940	–
Loss on equity method investment	1,721	1,826
Stock-based compensation expense	403,273	259,127
Amortization of operating lease right of use assets	932,701	695,712
Amortization of debt premium / discount and non-cash financing costs	125,906	107,452
Change in operating assets and liabilities
Accounts receivable	(703,279)	2,305,710
Inventories	1,074,168	4,588,812
Deferred tax assets	(555,912)	(967,113)
Prepayments and other current assets	53,790	1,278,027
Non-current prepayments	–	140,844
Other non-current assets	156,842	7,965
Accounts payable	(2,373,796)	686,843
Other payables and accrued liabilities	69,014	(884,355)
Operating lease liabilities	(952,672)	(696,678)
Income taxes payable	(1,211)	103,796
Net cash (used in) provided by operating activities	(1,387,926)	5,045,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments for software development	(664,366)	–
Net cash used in investing activities	(664,366)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering cost settlement	(325,000)	–
Payments on Short-term loan - related parties	–	(1,000,000)
Proceeds from short-term loans -related party	–	2,000,000
Payments on short-term loans - related party	(483,599)	–
Payments on promissory note	–	(875,000)
Proceeds from revolving loan	3,650,210	–
Payments on revolving loan	(5,400,000)	(7,300,000)
Net cash used in financing activities	(2,558,389)	(7,175,000)

EFFECT OF EXCHANGE RATE ON CASH	110,301	(118,346)

CHANGES IN CASH AND CASH EQUIVALENT	(4,500,380)	(2,247,615)

CASH AND CASH EQUIVALENT, beginning of period	7,377,837	3,735,642

CASH AND CASH EQUIVALENT, end of period	$2,877,457	$1,488,027

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$121,754	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets derecognized due to termination of operating leases	$434,033	$–
Right of use assets acquired under new operating leases	$–	$632,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2024 and June 30, 2024 and for the Three and Six Months Ended December 31, 2024 and 2023

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of consumer home, garden and other products and accessories mainly in the North America.

On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the minority shareholders of the Company. As a result, E Marketing became the Company’s wholly-owned subsidiary.

On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, Global Product Marketing Inc. (“GPM”), an entity which was incorporated in the State of Nevada on September 4, 2020, and was owned by Chenlong Tan, the Company’s Chairman, CEO and President, and one of the majority shareholders of the Company. As a result, GPM became the Company’s wholly-owned subsidiary.

On January 13, 2022, the Company entered into a joint venture agreement and formed a Nevada limited liability company, Box Harmony, LLC (“Box Harmony”), for the principal purpose of providing logistics services primarily for foreign-based manufacturers or distributors who desire to sell their products online in the United States, with such logistics services to include, without limitation, receiving, storing and transporting such products. The Company owns 40% of the equity interest in Box Harmony, retaining significant influence while not owning a majority equity interest in or otherwise controlling Box Harmony. See details at Note 3 below.

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

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entity and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2024, which was filed with the SEC on September 20, 2024.

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

Emerging Growth Company Status

The company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The balance sheet amounts of the VIE, with the exception of equity, on December 31, 2024, were translated at 7.2993 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the six months ended December 31, 2024 was 7.1764 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the overall economic conditions on our customers’ industry and businesses and their ability to pay our accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. In late October 2024, the Company determined that the collectability of certain refundable amount withheld by sales channel partners was remote so recorded additional allowance for credit losses of $41,346 and $1,516,940 for the three and six months ended December 31, 2024.

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

During the six months ended December 31, 2024 and 2023, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of December 31, 2024 and June 30, 2024, the goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at December 31, 2024 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of December 31, 2024 and 2023, there were no indicators of impairment.

Fair value of financial instruments

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and six months ended December 31, 2024 and 2023 were as following.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Advertising and promotion	$630,956	$1,139,239	$1,282,080	$2,709,981

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products, net of purchase discounts and rebates, and related inbound freight and delivery fees.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the six months ended December 31, 2024 and 2023, the Company recorded vendor credits of $48,582 and $0, respectively.

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. For the year ended June 30, 2024, $1,756,913 was recorded as deferred offering costs and reclassified to additional paid in capital upon closing of the offering on June 18, 2024. As of December 31, 2024 and June 30, 2024, there were no deferred offering costs included in the Company’s consolidated balance sheets.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the six months ended December 31, 2024 and 2023, sales through Amazon to Canada and other foreign countries were approximately 6.9% and 9.8% of the Company’s total sales, respectively. During the six months ended December 31, 2024, sales of hydroponic products, including ventilation and grow light systems, was approximately 16.8% of the Company’s total sales and the remaining 83.2% consisted of general gardening, home goods, and other products and accessories. During the six months ended December 31, 2023, sales of hydroponic products, including ventilation and grow light systems, were approximately 19.3% of the Company’s total sales and the remaining 80.7% consisted of general gardening, home goods and other products and accessories. As of December 31, 2024 and June 30, 2024, the Company had approximately $1.4 million and $1.9 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

Stock-based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees, upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation costs related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. In addition to the requisite service period, the Company also evaluates the performance condition and market condition under ASC 718-10-20. For an award which contains both a performance and a market condition, and where both conditions must be satisfied for the award to vest, the market condition is incorporated into the fair value of the award, and that fair value is recognized over the employee’s requisite service period or nonemployee’s vesting period if it is probable the performance condition will be met. If the performance condition is ultimately not met, compensation costs related to the award should not be recognized (or should be reversed) because the vesting condition in the award has not been satisfied. The Company also revisits the anticipated timing for meeting the performance conditions. As per ASC 718-10-55-78, if the expected number of awards to vest and the fair value remain the same under the new estimates, with the adjustment solely impacting the timing of recognition, the Company will apply the prospective approach to record the adjustment.

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

Recently issued accounting pronouncements

In November 2024, The FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning July 1, 2027, and is in the process of analyzing the impact on its consolidated financial statements.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the six months ended December 31, 2024 and 2023, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

As of December 31, 2024 and June 30, 2024, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s unaudited condensed consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	December 31, 2024	June 30, 2024
Cash in bank	$209,313	$222,648
Prepayments and other receivables	$7,124	$202,904
Rent deposit	$9,590	$72,281
Office equipment, net	$5,849	$12,205
Right of use – noncurrent	$–	$434,034
Accounts payable	$185,307	$381,013
Lease liability	$–	$443,059
Income tax payable	$274,947	$276,158
Other payables and accrued liabilities	$550,763	$514,285

The operating results of the VIE were as follows for the three and six months ended December 31, 2024:

	Three Months	Six Months
Revenue	$–	$–
Net loss after elimination of intercompany transactions	(45,288)	(184,218)

The operating results of the VIE were as follows for the three and six months ended December 31, 2023:

	Three Months	Six Months
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$27,461	(391,882)

For the three and six months ended December 31, 2024, the VIE contributed approximately $0.8 million and $2.2 million of revenue and $0.3 million and $0.5 million of net loss before elimination. For the three and six months ended December 31, 2023, the VIE contributed approximately $1.8 million and $3.9 million of revenue and $0.15 million and $0.2 million of net loss before elimination, respectively.

Note 5 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	December 31, 2024	June 30, 2024
Accounts receivable	$15,798,758	$15,095,479
Less: allowance for credit losses	(1,872,326)	(355,386)
Total accounts receivable	$13,926,432	$14,740,093

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$70,000
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$70,000
Allowance recorded during the three months ended December 31, 2023	–
Balance at December 31, 2023	$70,000

Balance at June 30, 2024	$355,386
Allowance recorded during the three months ended September 30, 2024	1,475,594
Balance at September 30, 2024	$1,830,980
Allowance recorded during the three months ended December 31, 2024	41,346
Balance at December 31, 2024	$1,872,326

Note 6 – Inventories, net

As of December 31, 2024 and June 30, 2024, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $9,183,631 and $10,546,273, respectively.

For the three and six months ended December 31, 2024, the Company recorded inventory reserve expense of $0 and $288,474, respectively. For the three and six months ended December 31, 2023, the Company recorded inventory reserve expense of $117,563 and $222,755, respectively. As of December 31, 2024 and June 30, 2024, allowance for obsolescence was $936,299 and $647,825, respectively.

Note 7 – Prepayments and other current assets, net

As of December 31, 2024 and June 30, 2024, prepayments and other current assets consisted of the following:

	December 31, 2024	June 30, 2024
Advance to suppliers	$1,832,378	$1,567,528
Prepaid income taxes	16,687	31,496
Prepaid expenses and other receivables	443,679	747,510
Less: Allowance for credit losses	–	–

Total	$2,292,744	$2,346,534

Other receivables consisted of delivery fees of $64 and $3,995 from a third party for using the Company’s courier accounts at December 31, 2024 and June 30, 2024.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$249,128
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$249,128
Allowance recorded during the three months ended December 31, 2023	–
Balance at December 31, 2023	$249,128

Balance at June 30, 2024	$–
Allowance recorded during the three months ended September 30, 2024	–
Balance at September 30, 2024	–
Allowance recorded during the three months ended December 31, 2024	$–
Balance at December 31, 2024	$–

During the year ended June 30, 2024, the Company collected $249,128 of aged other receivables and recorded a reduction of bad debts expense as a reversal of the allowance of credit loss.

Note 8 – Intangible assets, net

As of December 31, 2024 and June 30, 2024, intangible assets, net, consisted of the following:

	December 31, 2024	June 30, 2024
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(1,866,943)	(1,542,257)
Total	$3,306,014	$3,630,700

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at December 31, 2024 was approximately 5.70 years. The amortization expense for the three and six months ended December 31, 2024 was $162,343 and $324,686, respectively. The amortization expense for the three and six months ended December 31, 2023 was $162,343 and $324,686, respectively. At December 31, 2024, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2025	$324,685
2026	649,371
2027	609,277
2028	468,750
2029	345,912
Thereafter	908,019
Intangible assets, net	$3,306,014

Note 9 – Other payables and accrued liabilities

As of December 31, 2024 and June 30, 2024, other payables and accrued liabilities consisted of the following:

	December 31, 2024	June 30, 2024
Accrued payables for inventory in transit	$1,526,602	$1,405,780
Credit cards payable	160,299	231,243
Customer deposit	321,884	313,358
Accrued Amazon fees	311,035	530,456
Sales taxes payable	490,750	442,889
Payroll liabilities	165,969	204,137
Settlement payable	–	325,000
Other accrued liabilities and payables	515,057	432,624

Total	$3,491,596	$3,885,487

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

As of December 31, 2024, the outstanding amount of the ABL, which was classified as long-term revolving loan payable, including interest payable, was $4,042,400. As of June 30, 2024, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable, was $5,500,739.

Below is a summary of the interest expense recorded for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Accrued interest	$66,025	$67,689	$109,170	$201,304
Credit utilization fees	14,583	20,539	36,350	36,065
Amortization of debt discount	59,602	66,305	125,906	132,609
Total	$140,210	$154,533	$271,426	$369,978

As of December 31, 2024, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the six months ended December 31, 2024, the Company recorded accrued interest of $0 and amortization of note premium of $0. For the six months ended December 31, 2023, the Company recorded accrued interest of $32,813 and amortization of note premium of $25,157. For the year ended June 30, 2024, the Company recorded accrued interest of $39,429 and amortization of note premium of $31,602. In February 2024, the note premium was fully amortized, and the outstanding balance of the principal and accrued interest of $275,679 was fully paid off. As of December 31, 2024 and June 30, 2024, the total outstanding balance of the Purchase Note was $0.

Short-term loan payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2 million from White Cherry and repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the three and six months ended December 31, 2024, the Company recorded accrued interest of $0. For the three and six months ended December 31, 2023, the Company recorded accrued interest of $26,128 and $32,189, respectively. As of December 31, 2024, the outstanding balance of the On-demand Loan was fully paid off.

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the three and six months ended December 31, 2024, the Company recorded interest expense of $0 and $3,733, respectively. As of June 30, 2024, the outstanding balance of the On-demand Loan 2, including accrued interest of $7,615, was $491,214. As of December 31, 2024, the On-demand Loan 2 had been fully paid off.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of December 31, 2024 and June 30, 2024, the outstanding balance of the RP Loan was $350,000.

Note 11 - Related party transactions

On April 1, 2024, the Company borrowed $350,000 short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 10 above for details.

During the year ended June 30, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. As of December 31, 2024 and June 30, 2024, the total amount due from MII was $0 and $56,406.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on demand loan. See Note 10 above for details.

Note 12 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2022 in those jurisdictions. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. DHS is subject to 5% tax rate in PRC until December 31, 2027. Since DHS had losses during the six months ended December 31, 2024 and 2023 and the year ended June 30, 2024, no GILTI tax was recorded as of December 31, 2024 and June 30, 2024. The Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company recognized goodwill in the amount of $6,094,144. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

For the three and six months ended December 31, 2024, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three and six months ended December 31, 2024 and 2023 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Current:
Federal	$14,042	$1,705	$14,042	$–
States	17,460	(904)	25,869	11,566
Foreign	–	–	–	–
Total current income tax provision	31,502	801	39,911	11,566

Deferred:
Federal	76,153	(555,981)	(444,984)	(840,629)
States	12,856	(133,943)	(110,928)	(200,567)
Foreign	–	184	–	64,809
Total deferred taxes	89,009	(689,740)	(555,912)	(976,387)

Total provision for income taxes	$120,511	$(688,939)	$(516,001)	$(964,821)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2019 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject.

For the three and six months ended December 31, 2024, The Company recorded income tax expense (benefit) of $120,511 and $(516,001), respectively, reflecting an effective tax rate of 35.85% and (22.12)%, respectively. For the three and six months ended December 31, 2023, The Company recorded income tax (benefit) of $(688,939) and $(964,821), respectively, with effective tax rates of (26.43)% and (23.13)%, respectively.

The Company's effective tax rates for the three and six months ended December 31, 2024 and 2023 differ from the federal statutory rate of 21%, primarily due to U.S. state income tax deduction, other permanent differences and the impact of foreign jurisdictions subject to a full valuation allowance.

As of December 31, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $16,687 and $274,946.97, respectively. As of June 30, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $31,496 and $276,158, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31, 2024	June 30, 2024
Deferred tax assets
263A calculation	$253,451	$291,354
Inventory reserve	248,254	171,942
State taxes	5,265	4,840
Accrued expenses	91,025	155,860
ROU assets / liabilities	104,984	110,391
Net operating loss	2,152,198	2,190,589
Disallowed interest expense	253,217	258,352
Stock-based compensation	448,167	341,591
Valuation allowance	(95,713)	(64,897)
Allowance for credit loss	496,434	40,067
Total deferred tax assets	3,957,282	3,500,089

Deferred tax liabilities
Depreciation	(64,656)	(77,287)
Intangible assets acquired	(891,109)	(977,197)
Total deferred tax liabilities	(955,765)	(1,054,484)

Net deferred tax assets	$3,001,517	$2,445,605

For the six months ended December 31, 2024 and 2023, the Company recorded $30,816 and $66,104 of valuation allowance to reduce deferred tax assets for the losses incurred by DHS.

Note 13 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to iPower Inc.	$218,819	$(1,914,828)	$(1,810,462)	$(3,201,343)

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$31,437,517	$29,790,242	$31,427,360	$29,777,378
Losses per share of ordinary shares - basic and diluted	$0.01	$(0.06)	$(0.06)	$(0.11)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, and unvested RSUs as the Company had a net loss/or the warrants and options were out of the money (the exercise price is higher than the market price) for the three and six months ended December 31, 2024 and 2023.

*	For the three and six months ended December 31, 2024, 89,199 and 107,347 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

*	For the three and six months ended December 31, 2023, 40,981 and 107,347 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 14 – Equity

Common Stock

As of December 31, 2024, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

The Company calculated the fair value of the Warrants at $3.1 million at the grant date, with a relative fair value of $1.7 million after allocation of the fair value of the Shares, using the Black-Scholes Model with the following variables:

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

As of December 31, 2024 and June 30, 2024, there were 31,359,899 shares of Common Stock issued and outstanding.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2024 and June 30, 2024, respectively, there were no shares of Preferred Stock issued and outstanding.

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

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which vested over 12 months following the grant date and were subject to other restrictions until the filing of a Registration Statement on Form S-8 registering the shares. The fair value of the RSUs was determined based on $5.00 per share, the initial listing price of the Company’s Common Stock on the grant date. During the six months ended December 31, 2024, the Company granted an additional 71,427 shares of RSUs. For the three and six months ended December 31, 2024, the Company recorded $22,500 and $54,288 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the six months ended December 31, 2024 and 2023. As of December 31, 2024 and June 30, 2024, the unvested number of RSUs was 29,763 and 3,250 and the unamortized expense was $37,500 and $1,788, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2024	3,250
RSUs granted	71,427	$90,000
RSUs forfeited	–
RSUs vested	(44,914)
RSUs granted, but not vested, at December 31, 2024	29,763

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of December 31, 2024, of the 375,068 vested RSUs, 285,869 shares of Common Stock were issued, and 89,199 shares were to be issued in the near future.

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

The estimated achievement status of the operational milestones as of December 31, 2024 was as follows:

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

During the quarter ended December 31, 2024, the Company reassessed the expected timing of meeting the performance conditions. According to ASC 718-10-55-78, since the number of awards expected to vest and the fair value remained unchanged with the new estimate, the adjustment only affected the recognition timing. Therefore, the Company will apply the prospective approach to record the adjustment. As of December 31, 2024, none of the options had vested. For the three and six months ended December 31, 2024, the Company recorded $75,302 and $185,684 of stock-based compensation expense related to the Option Grants. For the three and six months ended December 31, 2023, the Company recorded $110,382 and $220,764 of stock-based compensation expense related to the Option Grants. As of December 31, 2024, unrecognized compensation cost related to tranches probable of vesting is approximately $1.1 million and will be recognized over two years to nine years, depending on the tranche.

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

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the three and six months ended December 31, 2024, 97,500 and 160,000 stock options were vested and the Company recorded $99,512 and $163,302 as stock compensation expense. As of December 31, 2024, the unrecognized compensation cost of the 2024 Stock Options was approximately $1.06 million and will be recognized monthly through August 1, 2027.

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through December 31, 2023, none of the private placement investors exercised any of their warrants and the warrants expired in May 2024. As such, there were no warrants outstanding as of December 31, 2024 and June 30, 2024.

Note 16 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2024 and June 30, 2024, $2,877,457 and $7,377,837, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $1.4 million and $5.8 million, respectively, in excess of the FDIC insurance limit, as of December 31, 2024 and June 30, 2024.

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

Customer and vendor concentration risk

For the six months ended December 31, 2024 and 2023, Amazon Vendor and Amazon Seller customers accounted for 91% and 95% of the Company's total revenues, respectively. As of December 31, 2024 and June 30, 2024, accounts receivable from Amazon Vendor and Amazon Seller accounted for 80% and 91% of the Company’s total accounts receivable.

For the six months ended December 31, 2024 and 2023, one supplier accounted for 8% and 11% of the Company's total purchases, respectively. As of December 31, 2024 and June 30, 2024, accounts payable to one supplier accounted for 12% and 42% of the Company’s total accounts payable.

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

The Company’s total commitment for the full term of these leases is $12,651,376. The financial statements reflected $4,757,429 and $6,124,163, respectively, of operating lease right-of-use assets, and $5,153,380 and $6,549,110, respectively, of operating lease liabilities as of December 31, 2024 and June 30, 2024.

Three months Ended December 31, 2024 and 2023:

Lease cost	12/31/2024	12/31/2023
Operating lease cost (included in G&A in the Company's statement of operations)	$534,836	$739,557

Other information
Cash paid for amounts included in the measurement of lease liabilities	$544,820	$742,427
Remaining term in years	0.33 – 3.42	1.33 – 4.42
Average discount rate - operating leases	5 - 6%	5 - 8%

Six months Ended December 31, 2024 and 2023:

Lease cost	12/31/2024	12/31/2023
Operating lease cost (included in G&A in the Company's statement of operations)	$1,264,477	$1,532,546

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,285,143	$1,529,857
Remaining term in years	0.33 – 3.42	1.33 – 4.42
Average discount rate - operating leases	5 - 6%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	12/31/2024	6/30/2024
Right of use asset - non-current	$4,757,429	$6,124,163

Lease Liability – current	1,540,624	2,039,301
Lease Liability - non-current	3,612,756	4,509,809
Total operating lease liabilities	$5,153,380	$6,549,110

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2025	$990,690
2026	1,533,918
2027	1,586,572
2028	1,459,409
Less: Imputed interest/present value discount	(417,209)
Present value of lease liabilities	$5,153,380

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. As of December 31, 2023, the Company cannot reasonably estimate the amount of potential exposure.

On April 3, 2024, the Company and D.A. Davidson & Co entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Boustead Securities, LLC (“Boustead”) and its current and former employees, officers, directors, partners, agents and affiliates, pursuant to which all parties agreed to release all claims in exchange for the Company’s payment of $1.3 million (the “Settlement Amount”) to Boustead. The Settlement Agreement was entered into for purposes of settling in full the FINRA Arbitration (FINRA Case No. 22-01133) which had been brought by Boustead against the Company and D.A. Davidson after the Company opted not to complete its initial public offering with Boustead but instead engaged and completed its initial public offering with D.A. Davidson. Pursuant to the terms of the Settlement Agreement, the Company is required to pay the Settlement Amount in four equal installments of $325,000 on each of April 3, 2024, May 3, 2024, June 3, 2024 and July 3, 2024. Within five days of its receipt of the final payment, or by July 8, 2024, Boustead will be obligated to dismiss the FINRA Arbitration against the Company, with prejudice, after which time the Company will be required to dismiss, with prejudice, all counterclaims brought by the Company against Boustead. For the year ended June 30, 2024, the Company considered and concluded that the Settlement Amount of $1.3 million was incremental costs directly associated with the IPO under ASC 340-10-S99-1 and so recorded as offering costs against additional paid-in capital. As of June 30, 2024, the outstanding balance of the Settlement Amount was $325,000. As of December 31, 2024, the Settlement Amount had been paid off and the parties have formally withdrawn all of the complaints that were before FINRA, with prejudice, and the matter is settled in full.

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

On January 2, 2025, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between November 15, 2024 to December 31, 2024, the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until July 1, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive trading days, unless such period is extended by Nasdaq.

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

Overview

Driven by technology and data, iPower Inc. (“iPower,” “we,” “us,” or “the Company”) is an online supplier of consumer goods, including hydroponics equipment, general gardening supplies and consumer home goods. Through the operations of our e-commerce platforms and channel partners, and our combined 121,000 sq. ft. of fulfillment centers in Rancho Cucamonga and Los Angeles, California, we believe we are one of the leading marketers, distributors and retailers in the consumer gardening and home goods categories, based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and sales.

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

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflicts between Russia and Ukraine and Israel and Hamas may nonetheless increase the likelihood of supply chain disruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruptions, we have experienced a decrease in the speed with which we are able to purchase new inventory, as well as an increase in costs due to delays in shipping, as well as a resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Regulatory Environment

Among our suite of products, we sell hydroponic gardening products to end users that may use such products in new and emerging industries or segments, including the growing of cannabis. The demand for hydroponic gardening products depends on the uncertain growth of these industries or segments due to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. Demand for our products could be impacted by changes in the regulatory environment with respect to such industries and segments.

RESULTS OF OPERATIONS

For the three months ended December 31, 2024 and 2023

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Variance
Revenues – product sales	$17,606,889	$16,800,122	4.8%
Revenues – service income	1,465,682		–
	19,072,571	16,800,122	13.5%

Cost of revenues – product costs	9,461,119	9,481,882	(0.2%	)
Cost of revenues – service costs	1,221,566	–	–
	10,682,685	9,481,882	12.7%

Gross profit	8,389,886	7,318,240	14.6%
Operating expenses	7,706,279	9,870,587	(21.9%	)
Operating income (loss)	683,607	(2,552,347)	126.8%
Other expenses	347,432	54,575	536.6%
Income (loss) before income taxes	336,175	(2,606,922)	112.9%
Income tax expenses (benefit)	120,511	(688,939)	117.5%
Net income (loss)	215,664	(1,917,983)	111.2%
Non-controlling interest	(3,155)	(3,155)	0.0%
Net income (loss) attributable to iPower Inc.	218,819	(1,914,828)	111.4%
Other comprehensive income (loss)	156,130	(160,255)	197.4%
Comprehensive income (loss) attributable to iPower Inc.	$374,949	(2,075,083)	118.1%

Gross profit % of revenues	44.0%	43.6%
Operating income (loss) % of revenues	3.6%	(15.2% )
Net income (loss) % of revenues	1.1%	(11.4% )

Revenues

Revenues for the three months ended December 31, 2024 increased 13.5% to $19,072,571 as compared to $16,800,122 for the three months ended December 31, 2023. While pricing remained stable and with the additional logistics service income, the increase mainly resulted from an increase in sales volume during the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. This was further enhanced by growth in the Company’s SuperSuite supply chain offerings.

Costs of Goods Sold

Costs of goods sold for the three months ended December 31, 2024 increased 12.7% to $10,682,685 as compared to $9,481,882 for the three months ended December 31, 2023. The increase was primarily due to the combination of an increase in the costs related to the logistics service income and a decrease in freight costs and lowered product costs resulted from management’s efforts on supply chain management.

Gross Profit

Gross profit for the three months ended December 31, 2024 was $8,389,886 as compared to $7,318,240 for the three months ended December 31, 2023. The gross profit ratio of the product sales revenues increased to 44.0% for the three months ended December 31, 2024 from 43.6% for the three months ended December 31, 2023. The increase in the gross profit ratio was mainly driven by the decrease in freight costs and lowered product costs resulted from management’s efforts on supply chain management during the three months ended December 31, 2024, as discussed above.

Operating Expenses

Operating expenses for the three months ended December 31, 2024 decreased 21.9% to $7,706,279 as compared to $9,870,587 for the three months ended December 31, 2023. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $2.3 million as a result of decreased costs related to advertising, merchant fees, rental expenses and delivery fees, and an increase in general and administrative expenses of $0.1 million, which included payroll expenses, stock-based compensation expense, insurance expenses, travel expenses and other operating expenses. Specifically the decrease in merchant fees was resulted from sales to different amazon vendor account mix. However, we cannot guarantee that this trend will continue.

Income (Loss) from Operations

Income (loss) from operations was $683,607 for the three months ended December 31, 2024 as compared to $(2,552,347) for the three months ended December 31, 2023. The increase in income was resulted from the combination of the increase in gross profit and the decrease in operating expenses.

Other Expenses

Other expenses consist of interest expense and other non-operating income (expenses). Other expenses for the three months ended December 31, 2024 was $347,432 as compared to $54,575 for the three months ended December 31, 2023. The increase in other expenses was mainly due to the combination of an increase in other non-operating expenses of $334,796, including a foreign currency exchange loss of 45,580, and a decrease in interest, including amortization of debt discount, on the revolving loan of $41,940 during the three months ended December 31, 2024 resulted from the decreasing loan balance.

Net Income (Loss) Attributable to iPower Inc.

Net income (loss) attributable to iPower Inc. for the three months ended December 31, 2024 was $218,819 as compared to $(1,914,828) for the three months ended December 31, 2023, representing an increase in net income of $2,133,647. The increase was primarily due to the combination of a decrease in the operating expenses and an increase in gross profit ratio as discussed above.

Comprehensive Income (Loss) Attributable to iPower Inc.

Comprehensive income (loss) attributable to iPower Inc. for the three months ended December 31, 2024 was $374,949 as compared to $(2,075,083) for the three months ended December 31, 2023, representing an increase in comprehensive income of $2,450,032. The increase was due to the reasons discussed above, along with an increase in other comprehensive income of $316,384 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

For the six months ended December 31, 2024 and 2023

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023	Variance
Revenues – product sales	$35,882,301	$43,308,496	(17.1%	)
Revenues – service income	2,198,791	–	–
	38,081,092	43,308,496	(12.1%	)

Cost of revenues – product costs	19,378,567	24,231,411	(20.0%	)
Cost of revenues – service costs	1,824,742	–	–
	21,203,309	24,231,411	(12.5%	)

Gross profit	16,877,783	19,077,085	(11.5%	)
Operating expenses	18,940,610	22,898,109	(17.3%	)
Operating loss	(2,062,827)	(3,821,024)	(46.0%	)
Other expenses	269,627	351,131	(23.2%	)
Loss before income taxes	(2,332,454)	(4,172,155)	(44.1%	)
Income tax benefit	(516,001)	(964,821)	(46.5%	)
Net loss	(1,816,453)	(3,207,334)	(43.4%	)
Non-controlling interest	(5,991)	(5,991)	0.0%
Net loss attributable to iPower Inc.	(1,810,462)	(3,201,343)	(43.4%	)
Other comprehensive (loss) income	101,076	(160,962)	162.8%
Comprehensive loss attributable to iPower Inc.	$(1,709,386)	$(3,362,305)	(49.2%	)

Gross profit % of revenues	44.3%	44.0%
Operating loss % of revenues	(5.4% )	(8.8% )
Net loss % of revenues	(4.8% )	(7.4% )

Revenues

Revenues for the six months ended December 31, 2024 decreased 12.1% to $38,081,092 as compared to $43,308,496 for the six months ended December 31, 2023. While pricing remained stable and with the additional logistics service income, the decreased revenue mainly resulted from a decrease in sales volume during the six months ended December 31, 2024 as the Company offered less promotions and clearance activities due to lower inventory level as compared to the six months ended December 31, 2023. This was partially offset by growth in the Company’s SuperSuite supply chain offerings.

Costs of Goods Sold

Costs of goods sold for the six months ended December 31, 2024 decreased 12.5% to $21,203,309 as compared to $24,231,411 for the six months ended December 31, 2023. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in sales, freight costs, and lowered product costs resulted from management’s efforts on supply chain management.

Gross Profit

Gross profit was $16,877,783 for the six months ended December 31, 2024 as compared to $19,077,085 for the six months ended December 31, 2023. The gross profit ratio of the product sales revenues increased to 46.0% for the six months ended December 31, 2024 from 44.0% for the six months ended December 31, 2023. The increase in the gross profit ratio was mainly driven by the decrease in costs of goods sold during the six months ended December 31, 2024, as discussed above.

Operating Expenses

Operating expenses for the six months ended December 31, 2024 decreased 17.3% to $18,940,610 as compared to $22,898,109 for the six months ended December 31, 2023. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $6.5 million as a result of decreased costs related to advertising, merchant fees, rental expenses and delivery fees, and an increase in general and administrative expenses of $2.5 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses. The increase in general and administrative expenses was mainly due to the expansion of our vendor network and development of the SuperSuite platform and an increased allowance for credit loss and inventory reserves of $1.8 million.

Loss from Operations

Loss from operations was $2,062,827 for the six months ended December 31, 2024 as compared to $3,821,024 for the six months ended December 31, 2023. The decrease in loss from operations resulted from the decrease in operating expenses being greater than the decrease in gross profit with the improved gross profit ratio.

Other Expenses

Other expenses for the six months ended December 31, 2024 was $269,627 as compared to $351,131 for the six months ended December 31, 2023. The decrease in other expenses was mainly due to the decrease in other non-operating income of $48,944, and the decrease in interest expenses, including amortization of debt discount, on the revolving loan of $130,343 during the six months ended December 31, 2024 as a result of the decreasing balance on the revolving loan.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the six months ended December 31, 2024 was $1,810,462 as compared to $3,201,343 for the six months ended December 31, 2023, representing a decrease in net loss of $1,390,881. The decrease was primarily due to the decrease in operating expenses being greater than the decrease in gross profit resulting in the improved gross profit ratio as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the six months ended December 31, 2024 was $1,709,386 as compared to $3,362,305 for the six months ended December 31, 2023, representing a decrease in comprehensive loss of $1,652,919. The decrease was due to the reasons discussed above, along with an increase in other comprehensive income of $262,037 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the six months ended December 31, 2024, we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank (“JPM”). Additionally, on June 18, 2024, we closed on a registered direct offering of 2,083,334 shares of common stock (the “Shares”) and a concurrent private placement of warrants to purchase up to 2,083,334 shares of common stock (the “Warrants”), which Shares and Warrants were sold for aggregate gross proceeds of $5,000,002. As of December 31, 2024, we had cash and cash equivalents of $2,877,457, representing a $4,500,380 decrease from $7,377,837 in cash as of June 30, 2024. The cash decrease was primarily due to the result of cash used in operating activities and financing activities resulting from our payments to pay down the short-term loans - related party and the JPM revolving line of credit.

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

Working Capital

As of December 31, 2024 and June 30, 2024, our working capital was $13.8 million and $11.2 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash (used in) provided by operating activities for the six months ended December 31, 2024 and 2023 was $(1,387,926) and $5,045,731, respectively. The decrease in cash provided by operating activities mainly resulted from a decrease in cash received from customers and an increase in cash paid for costs of revenues and operating expenses.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 and 2023 was $(664,366) and $0, respectively. The increase was due to the prepayments made for software developments during the six months ended December 31, 2024.

Financing Activities

Net cash used in financing activities was $2,558,389 and $7,175,000, respectively, for the six months ended December 31, 2024 and 2023. The decrease in net cash used in financing activities was primarily due to a decrease in payments on the revolving loan.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of overall economic conditions on our customers’ industry and businesses and their ability to pay our accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic.  In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. In late October 2024, the Company determined that the collectability of certain refundable amount withheld by sales channel partners was remote so the Company recorded additional allowance for credit losses of $41,346 and $1,516,940 for the three and six months ended December 31, 2024.

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

During the six months ended December 31, 2024 and 2023, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of December 31, 2024 and June 30, 2024, the goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at December 31, 2024 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of December 31, 2024 and 2023, there were no indicators of impairment.

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

As of December 31, 2024, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

We refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factor disclosed in this Item 1A below, there have been no significant changes to these risk factors during the quarter ended December 31, 2024.

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

On January 2, 2025, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between November 15, 2024 to December 31, 2024, the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until July 1, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive trading days, unless such period is extended by Nasdaq.

If the Company does not regain compliance with the Minimum Bid Price Requirement by July 1, 2025, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, Nasdaq will provide the Company with notice that its common stock will be subject to delisting. At that time, the Company may appeal the Nasdaq’s delisting determination to a Nasdaq Hearings Panel. While Nasdaq’s notice to the Company of noncompliance has no immediate effect on the listing of our common stock and our common stock will continue to be listed on The Nasdaq Capital Market under the symbol “IPW,” there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement.

If significant tariffs or other restrictions are placed on imports to the U.S., including tariffs and/or import restrictions from China, or if any retaliatory trade measures are taken by China or other countries, our business and results of operations could be materially and adversely affected.

All of our products are manufactured and supplied by unaffiliated third parties, most of which are located in China. This concentration exposes us to risks associated with doing business globally, including risks related to changes in tariffs or the imposition of other trade barriers. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from other countries to the U.S., may result in further or higher tariffs, or retaliatory trade measures by China, all of which could have a material adverse effect on our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During our fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

iPower Inc.

February 14, 2025	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer

February 14, 2025	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

