Form 10-Q
period 2025-03-31
iPower Inc.
filed 2025-05-15
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock on May 15, 2025 was 31,359,899.

iPower Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2025 and June 30, 2024

	March 31,	June 30,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$2,192,254	$7,377,837
Accounts receivable, net	10,179,237	14,740,093
Inventories, net	9,772,699	10,546,273
Prepayments and other current assets, net	2,660,968	2,346,534
Total current assets	24,805,158	35,010,737

Non-current assets
Right of use - non-current	4,281,622	6,124,163
Property and equipment, net	271,473	370,887
Deferred tax assets, net	2,961,886	2,445,605
Goodwill	3,034,110	3,034,110
Intangible assets, net	3,143,671	3,630,700
Other non-current assets	2,008,561	679,655
Total non-current assets	15,701,323	16,285,120

Total assets	$40,506,481	$51,295,857

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	$8,034,949	$11,227,116
Other payables and accrued liabilities	3,241,283	3,885,487
Lease liability - current	1,392,146	2,039,301
Short-term loan payable	–	491,214
Short-term loan payable - related party	–	350,000
Revolving loan payable, net	–	5,500,739
Income taxes payable	278,769	276,158
Total current liabilities	12,947,147	23,770,015

Non-current liabilities
Long-term revolving loan payable, net	3,573,896	–
Lease liability - non-current	3,267,491	4,509,809
Total non-current liabilities	6,841,387	4,509,809

Total liabilities	19,788,534	28,279,824

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and June 30, 2024	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 31,359,899 shares issued and outstanding at March 31, 2025 and June 30, 2024	31,361	31,361
Additional paid in capital	33,321,103	33,463,883
Accumulated deficit	(12,380,662)	(10,230,601)
Non-controlling interest	(46,969)	(38,204)
Accumulated other comprehensive loss	(206,886)	(210,406)
Total stockholders' equity	20,717,947	23,016,033

Total liabilities and stockholders' equity	$40,506,481	$51,295,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Three and Nine Months Ended March 31, 2025 and 2024

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
REVENUES
Product sales	$15,546,233	$22,593,081	$51,428,534	$65,901,577
Service income	1,023,445	715,427	3,222,236	715,427
Total revenues	16,569,678	23,308,508	54,650,770	66,617,004

COST OF REVENUES
Product costs	8,512,709	12,360,170	27,891,276	36,591,581
Service costs	879,995	581,229	2,704,737	581,229
Total cost of revenues	9,392,704	12,941,399	30,596,013	37,172,810

GROSS PROFIT	7,176,974	10,367,109	24,054,757	29,444,194

OPERATING EXPENSES:
Selling and fulfillment	5,531,751	5,444,649	16,075,473	22,445,100
General and administrative	1,914,226	3,321,184	10,311,114	9,218,842
Total operating expenses	7,445,977	8,765,833	26,386,587	31,663,942

(LOSS) INCOME FROM OPERATIONS	(269,003)	1,601,276	(2,331,830)	(2,219,748)

OTHER INCOME (EXPENSE)
Interest expenses	(81,968)	(181,199)	(362,602)	(592,176)
Loss on equity method investment	(986)	(792)	(2,707)	(2,618)
Other non-operating income (expenses)	35,601	(29,669)	48,329	32,003
Total other expenses, net	(47,353)	(211,660)	(316,980)	(562,791)

(LOSS) INCOME BEFORE INCOME TAXES	(316,356)	1,389,616	(2,648,810)	(2,782,539)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	26,017	377,147	(489,984)	(587,674)
NET (LOSS) INCOME	(342,373)	1,012,469	(2,158,826)	(2,194,865)

Non-controlling interest	(2,774)	(3,613)	(8,765)	(9,604)

NET (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	$(339,599)	$1,016,082	$(2,150,061)	$(2,185,261)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(97,556)	69,122	3,520	(91,840)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPOWER INC.	$(437,155)	$1,085,204	$(2,146,541)	$(2,277,101)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	31,455,248	29,821,811	31,434,479	29,791,990

Diluted	31,455,248	29,821,811	31,434,479	29,791,990

(LOSSES) EARNINGS PER SHARE
Basic	$(0.01)	$0.03	$(0.07)	$(0.07)

Diluted	$(0.01)	$0.03	$(0.07)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31 , 2025 and 2024

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non- controlling	Accumulated other Comprehensive income
	Shares	Amount	Capital	( Deficit)	interest	(loss)	Total
Balance, June 30, 2024	31,359,899	$31,361	$33,463,883	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033
Net loss	–	–	–	(2,029,281)	(2,836)	–	(2,032,117)
Stock-based compensation	–	–	205,960	–	–	–	205,960
Foreign currency translation adjustments	–	–	–	–	–	(55,054)	(55,054)
Balance, September 30, 2024, unaudited	31,359,899	$31,361	$33,669,843	$(12,259,882)	$(41,040)	$(265,460)	$21,134,822
Net income (loss)	–	–	–	218,819	(3,155)	–	215,664
Stock-based compensation	–	–	197,313	–	–	–	197,313
Foreign currency translation adjustments	–	–	–	–	–	156,130	156,130
Balance, December 31, 2024, unaudited	31,359,899	$31,361	$33,867,156	$(12,041,063)	$(44,195)	$(109,330)	$21,703,929
Net loss	–	–	–	(339,599)	(2,774)	–	(342,373)
Reversal of unvested stock-based compensation	–	–	(546,053)	–	–	–	(546,053)
Foreign currency translation adjustments	–	–	–	–	–	(97,556)	(97,556)
Balance, March 31, 2025, unaudited	31,359,899	$31,361	$33,321,103	$(12,380,662)	$(46,969)	$(206,886)	$20,717,947

Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	20,864,741
Net loss	–	–	–	(1,286,515)	(2,836)	–	(1,289,351)
Stock-based compensation	–	–	117,882	–	–	–	117,882
Foreign currency translation adjustments	–	–	–	–	–	(707)	(707)
Balance, September 30, 2023, unaudited	29,710,939	$29,712	$29,742,402	$(9,988,957)	$(27,751)	$(62,841)	$19,692,565
Net loss	–	–	–	(1,914,828)	(3,155)	–	(1,917,983)
Stock-based compensation	–	–	141,245	–	–	–	141,245
Foreign currency translation adjustments	–	–	–	–	–	(160,255)	(160,255)
Balance, December 31, 2023, unaudited	29,710,939	$29,712	$29,883,647	$(11,903,785)	$(30,906)	$(223,096)	$17,755,572
Net income (loss)	–	–	–	1,016,082	(3,613)	–	1,012,469
Stock-based compensation	–	–	130,457	–	–	–	130,457
Restricted shares issued for vested RSUs	107,293	107	(107)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	69,122	69,122
Balance, March 31, 2024, unaudited	29,818,232	$29,819	$30,013,997	$(10,887,703)	$(34,519)	$(153,974)	$18,967,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2025 and 2024

	For the Nine Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,158,826)	$(2,194,865)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	586,481	599,241
Inventory reserve	288,474	222,755
Credit loss reserve	1,569,029	–
Loss on equity method investment	2,707	2,618
Stock-based compensation (reversal) expense	(142,780)	389,584
Amortization of operating lease right of use assets	1,408,508	1,204,996
Amortization of debt premium / discount and non-cash financing costs	125,906	167,312
Change in operating assets and liabilities
Accounts receivable	2,991,825	(2,772,149)
Inventories	485,100	8,498,848
Deferred tax assets	(516,281)	(601,170)
Prepayments and other current assets, net	(314,434)	1,226,083
Non-current prepayments and other non-current assets	188,315	256,889
Accounts payable	(3,229,667)	954,095
Other payables and accrued liabilities	(331,742)	(1,594,968)
Operating lease liabilities	(1,455,440)	(1,208,551)
Income taxes payable	2,611	1,238
Net cash (used in) provided by operating activities	(500,214)	5,151,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments for software development	(1,519,928)	–
Net cash used in investing activities	(1,519,928)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering cost settlement	(325,000)	–
Proceeds from short-term loans - related party	–	2,000,000
Payments on short-term loans - related party	(350,000)	(2,000,000)
Payments on short-term loans	(483,599)	(1,750,000)
Proceeds from revolving loan	7,789,674	2,950,000
Payments on revolving loan	(9,800,000)	(7,300,000)
Net cash used in financing activities	(3,168,925)	(6,100,000)

EFFECT OF EXCHANGE RATES ON CASH	3,484	(72,874)

CHANGES IN CASH AND CASH EQUIVALENT	(5,185,583)	(1,020,918)

CASH AND CASH EQUIVALENT, beginning of period	7,377,837	3,735,642

CASH AND CASH EQUIVALENT, end of period	$2,192,254	$2,714,724

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$207,064	$273,438

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Termination of operating leases	$434,033	$–
Right of use assets acquired under new operating leases	$–	$632,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2025 and June 30, 2024 and for the Three and Nine Months Ended March 31, 2025 and 2024

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

Prior Period Reclassification

Certain prior period amounts in the unaudited condensed consolidated statements of operations and cash flows have been reclassified to conform to the current period presentation, including reclassifications made in the presentation of service income and costs and cash flows from operating activities. These reclassifications had no impact on the prior year’s financial statements as a whole.

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

The balance sheet amounts of the VIE, with the exception of equity, on March 31, 2025, were translated at 7.2096 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the nine months ended March 31, 2025 was 7.2633 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the overall economic conditions on our customers’ industry and businesses and their ability to pay our accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic and the recent tariff policy. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. In late October 2024, the Company determined that the collectability of certain refundable amounts withheld by sales channel partners was remote so we recorded additional allowance for credit losses. For the three and nine months ended March 31, 2025 the credit loss was $52,089 and $1,569,029, respectively.

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

During the nine months ended March 31, 2025 and 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of March 31, 2025 and June 30, 2024, the goodwill balance amounted to $3,034,110.

Intangible Assets, net

Finite life intangible assets at March 31, 2025 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of March 31, 2025 and 2024, there were no indicators of impairment.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and nine months ended March 31, 2025 and 2024 were as following.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Advertising and promotion	$696,148	$819,827	$1,978,228	$3,529,809

Cost of revenue

Cost of product sales revenue mainly consists of costs for purchases of products, net of purchase discounts and rebates, and related inbound freight and delivery fees. Cost of service income consists of direct fees charged by outside service providers.

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the nine months ended March 31, 2025 and 2024, the Company recorded vendor credits of $48,903 and $858,456, respectively.

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. As of March 31, 2025 and June 30, 2024, there were no deferred offering costs included in the Company’s consolidated balance sheets.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the nine months ended March 31, 2025 and 2024, sales through Amazon to Canada and other foreign countries were approximately 6.3% and 8.5% of the Company’s total sales, respectively. During the nine months ended March 31, 2025, sales of hydroponic products, including ventilation and grow light systems, was approximately 15.9% of the Company’s total product sales and the remaining 84.1% consisted of general gardening, home goods, and other products and accessories. During the nine months ended March 31, 2024, sales of hydroponic products, including ventilation and grow light systems, were approximately 21.7% of the Company’s total product sales and the remaining 78.3% consisted of general gardening, home goods and other products and accessories. As of March 31, 2025 and June 30, 2024, the Company had approximately $1.3 million and $1.9 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

The Company has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Nevada and California, as its “major” tax jurisdictions. However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxing jurisdiction.

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

In November 2023, The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments: 1. Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. 2. Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. 3. Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification® Topic 280, Segment Reporting, in interim periods. 4. Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. 5. Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6. Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. As of the date of this report, the Company has not exercised the option to purchase additional voting units from Xiao and TPA. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company, that a noncontrolling right that would not be substantive to overcome the majority voting interests held by TPA and Xiao. In January 2023, TPA and Xiao transferred their 60% equity units to a third party without consideration as the LLC was still in development stage and did not have significant operations. The transfer of equity did not have any impact on the LLC’s financial statements.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the nine months ended March 31, 2025 and 2024, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

As of March 31, 2025 and June 30, 2024, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s unaudited condensed consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the periods indicated:

	March 31, 2025	June 30, 2024
Cash in bank	$195,773	$222,648
Prepayments and other receivables	$39,099	$202,904
Rent deposit	$9,709	$72,281
Office equipment, net	$4,244	$12,205
Right of use – noncurrent	$–	$434,034
Accounts payable	$237,757	$381,013
Lease liability	$–	$443,059
Income tax payable	$278,368	$276,158
Other payables and accrued liabilities	$556,609	$514,285

The operating results of the VIE were as follows for the three and nine months ended March 31, 2025:

	Three Months	Nine Months
Revenue	$–	$–
Net loss after elimination of intercompany transactions	$(485,078)	$(669,296)

The operating results of the VIE were as follows for the three and nine months ended March 31, 2024:

	Three Months	Nine Months
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$63,898	$(327,984)

For the three and nine months ended March 31, 2025, the VIE contributed approximately $0.4 million and $2.6 million of revenue and $0.4 million and $0.9 million of net loss before elimination. For the three and nine months ended March 31, 2024, the VIE contributed approximately $1.6 million and $5.5 million of revenue and $0.1 million and $0.3 million of net loss before elimination, respectively.

Note 5 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	March 31, 2025	June 30, 2024
Accounts receivable	$12,103,654	$15,095,479
Less: allowance for credit losses	(1,924,417)	(355,386)
Total accounts receivable	$10,179,237	$14,740,093

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$70,000
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$70,000
Allowance recorded during the three months ended December 31, 2023	–
Balance at December 31, 2023	$70,000
Allowance recorded during the three months ended March 31, 2024	–
Balance at March 31, 2024	$70,000

Balance at June 30, 2024	$355,386
Allowance recorded during the three months ended September 30, 2024	1,475,594
Balance at September 30, 2024	$1,830,980
Allowance recorded during the three months ended December 31, 2024	41,346
Balance at December 31, 2024	$1,872,326
Allowance recorded during the three months ended March 31, 2025	52,091
Balance at March 31, 2025	$1,924,417

Note 6 – Inventories, net

As of March 31, 2025 and June 30, 2024, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $9,772,699 and $10,546,273, respectively.

For the three and nine months ended March 31, 2025, the Company recorded inventory reserve expense of $0 and $288,474, respectively. For the three and nine months ended March 31, 2024, the Company recorded inventory reserve expense of $0 and $222,755, respectively. As of March 31, 2025 and June 30, 2024, allowance for obsolescence was $936,299 and $647,825, respectively.

Note 7 – Prepayments and other current assets, net

As of March 31, 2025 and June 30, 2024, prepayments and other current assets consisted of the following:

	March 31, 2025	June 30, 2024
Advance to suppliers	$2,152,451	$1,567,528
Prepaid income taxes	10,350	31,496
Prepaid expenses and other receivables	498,167	747,510
Less: Allowance for credit losses	–	–

Total	$2,660,968	$2,346,534

Other receivables consisted of delivery fees of $10,698 and $3,995 from a third party for using the Company’s courier accounts at March 31, 2025 and June 30, 2024.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$249,128
Allowance recorded during the three months ended September 30, 2023	–
Balance at September 30, 2023	$249,128
Allowance recorded during the three months ended December 31, 2023	–
Balance at December 31, 2023	$249,128
Allowance recorded during the three months ended March 31, 2024	–
Balance at March 31, 2024	$249,128

Balance at June 30, 2024	$–
Allowance recorded during the three months ended September 30, 2024	–
Balance at September 30, 2024	–
Allowance recorded during the three months ended December 31, 2024	$–
Balance at December 31, 2024	$–
Allowance recorded during the three months ended March 31, 2025	–
Balance at March 31, 2025	$–

During the year ended June 30, 2024, the Company collected $249,128 of aged other receivables and recorded a reduction of bad debts expense as a reversal of the allowance for credit losses.

Note 8 – Intangible assets, net

As of March 31, 2025 and June 30, 2024, intangible assets, net, consisted of the following:

	March 31, 2025	June 30, 2024
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,591
Accumulated amortization	(2,029,286)	(1,542,257)
Total	$3,143,671	$3,630,700

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at March 31, 2025 was approximately 5.45 years. The amortization expense for the three and nine months ended March 31, 2025 was $162,343 and $487,028, respectively. The amortization expense for the three and nine months ended March 31, 2024 was $162,343 and $487,028, respectively. At March 31, 2025, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2025 (excluding the first nine months of the fiscal year ending June 30, 2025)	$162,342
2026	649,371
2027	609,277
2028	468,750
2029	345,912
Thereafter	908,019
Intangible assets, net	$3,143,671

Note 9 – Other payables and accrued liabilities

As of March 31, 2025 and June 30, 2024, other payables and accrued liabilities consisted of the following:

	March 31, 2025	June 30, 2024
Accrued payables for inventory in transit	$1,477,314	$1,405,780
Credit cards payable	130,882	231,243
Customer deposit	315,783	313,358
Accrued Amazon fees	140,932	530,456
Sales taxes payable	492,119	442,889
Payroll liabilities	163,258	204,137
Settlement payable	–	325,000
Other accrued liabilities and payables	520,995	432,624

Total	$3,241,283	$3,885,487

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

As of March 31, 2025, the outstanding amount of the ABL, which was classified as long-term revolving loan payable, including interest payable, was $3,573,896. As of June 30, 2024, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable, was $5,500,739.

Below is a summary of the interest expense recorded for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Accrued interest	$71,879	$95,167	$181,049	$296,471
Credit utilization fees	10,025	18,897	46,375	54,961
Amortization of debt discount	–	66,305	125,906	198,914
Total	$81,904	$180,369	$353,330	$550,346

As of March 31, 2025, the Company was in compliance with the ABL covenants.

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the nine months ended March 31, 2025, the Company recorded accrued interest of $0 and amortization of note premium of $0. For the nine months ended March 31, 2024, the Company recorded accrued interest of $39,429 and amortization of note premium of $31,602. In February 2024, the note premium was fully amortized, and the outstanding balance of the principal and accrued interest of $275,679 was fully paid off. As of March 31, 2025 and June 30, 2024, the total outstanding balance of the Purchase Note was $0.

Short-term loan payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2 million from White Cherry and repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the three and nine months ended March 31, 2025, the Company recorded accrued interest of $0. For the three and nine months ended March 31, 2024, the Company recorded accrued interest of $723 and $32,911, respectively. As of March 31, 2025, the outstanding balance of the On-demand Loan was fully paid off.

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the three and nine months ended March 31, 2025, the Company recorded interest expense of $0 and $3,733, respectively. As of June 30, 2024, the outstanding balance of the On-demand Loan 2, including accrued interest of $7,615, was $491,214. As of March 31, 2025, the On-demand Loan 2 had been fully paid off.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of March 31, 2025 and June 30, 2024, the outstanding balance of the RP Loan was $0 and $350,000.

Note 11 - Related party transactions

On April 1, 2024, the Company borrowed $350,000 short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 10 above for details.

During the year ended June 30, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. As of March 31, 2025 and June 30, 2024, the total amount due from MII was $0 and $56,406.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on demand loan. See Note 10 above for details.

Note 12 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2022 in those jurisdictions. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. DHS is subject to 5% tax rate in PRC until December 31, 2027. Since DHS had losses during the nine months ended March 31, 2025 and 2024 and the year ended June 30, 2024, no GILTI tax was recorded as of March 31, 2025 and June 30, 2024. The Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company recognized goodwill in the amount of $6,094,144. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

For the three and nine months ended March 31, 2025, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three and nine months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Current:
Federal	$(12,116)	$–	$1,926	$–
States	(1,501)	11,024	24,368	22,590
Foreign	–	–	–	–
Total current income tax provision	(13,617)	11,024	26,294	22,590

Deferred:
Federal	53,460	271,732	(391,524)	(568,897)
States	(13,826)	94,210	(124,754)	(106,357)
Foreign	–	181	–	64,990
Total deferred taxes	39,634	366,123	(516,278)	(610,264)

Total provision for income tax expense (benefit)	$26,017	$377,147	$(489,984)	$(587,674)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2019 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject.

For the three and nine months ended March 31, 2025, the Company recorded income tax expense (benefit) of $26,017 and $(489,984), respectively, reflecting an effective tax rate of (8.22)% and 18.50%, respectively. For the three and nine months ended March 31, 2024, The Company recorded income tax expense (benefit) of $377,147 and $(587,674), respectively, with effective tax rates of 27.14% and 21.12%, respectively.

The Company's effective tax rates for the three and nine months ended March 31, 2025 and 2024 differ from the federal statutory rate of 21%, primarily due to U.S. state income tax deduction, other permanent differences and the impact of foreign jurisdictions subject to a full valuation allowance. For the three months ended March 31, 2025, the company’s effective tax rate was (8.22)%, which was resulting from reversal of non-vesting stock based compensation expense discussed in Note 14 below.

As of March 31, 2025, income taxes payable to US tax authorities and income tax payable to Chinese tax authorities was $401 and $278,368, respectively. As of June 30, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $31,496 and $276,158, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	March 31, 2025	June 30, 2024
Deferred tax assets
263A calculation	$307,913	$291,354
Inventory reserve	249,377	171,942
State taxes	4,844	4,840
Accrued expenses	41,475	155,860
ROU assets / liabilities	100,683	110,391
Net operating losses	2,163,655	2,190,589
Disallowed interest expense	294,297	258,352
Stock-based compensation	304,756	341,591
Valuation allowance	(112,145)	(64,897)
Allowance for credit losses	512,556	40,067
Total deferred tax assets	3,867,411	3,500,089

Deferred tax liabilities
Depreciation	(58,045)	(77,287)
Intangible assets acquired	(847,480)	(977,197)
Total deferred tax liabilities	(905,525)	(1,054,484)

Net deferred tax assets	$2,961,886	$2,445,605

For the nine months ended March 31, 2025 and 2024, the Company recorded $47,248 and $64,990 of valuation allowance to reduce deferred tax assets for the losses incurred by DHS.

Note 13 – Earnings per share

The following table sets forth the computation of basic and diluted (losses) earnings per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to iPower Inc.	$(339,599)	$1,016,082	$(2,150,061)	$(2,185,261)

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$31,455,248	$29,821,811	$31,434,479	$29,791,990
(Losses) earnings per share of ordinary shares - basic and diluted	$(0.01)	$0.03	$(0.07)	$(0.07)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, and unvested RSUs as the Company had a net loss/or the warrants and options were out of the money (the exercise price is higher than the market price) for the three and nine months ended March 31, 2025 and 2024.

*	For the three and nine months ended March 31, 2025, 17,857 and 62,771 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

*	For the three and nine months ended March 31, 2024, 25,331 and 28,635 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 14 – Equity

Common Stock

As of March 31, 2025, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

As of March 31, 2025 and June 30, 2024, there were 31,359,899 shares of Common Stock issued and outstanding.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of March 31, 2025 and June 30, 2024, respectively, there were no shares of Preferred Stock issued and outstanding.

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

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which vested over 12 months following the grant date and were subject to other restrictions until the filing of a Registration Statement on Form S-8 registering the shares. The fair value of the RSUs was determined based on $5.00 per share, the initial listing price of the Company’s Common Stock on the grant date. During the nine months ended March 31, 2025, the Company granted an additional 71,427 shares of RSUs. For the three and nine months ended March 31, 2025, the Company recorded $22,500 and $76,788 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the nine months ended March 31, 2025 and 2024. As of March 31, 2025 and June 30, 2024, the unvested number of RSUs was 11,906 and 3,250 and the unamortized expense was $15,000 and $1,788, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2024	3,250
RSUs granted	71,427	$90,000
RSUs forfeited	–
RSUs vested	(62,771)
RSUs granted, but not vested, at March 31, 2025	11,906

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of March 31, 2025, of the 392,924 vested RSUs, 285,869 shares of Common Stock were issued, and 107,055 shares were to be issued in the near future.

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

The estimated achievement status of the operational milestones as of March 31, 2025 was as follows:

Revenue in Fiscal Year		Operating Income in Fiscal Year
Milestone (in Millions)	Achievement Status	Milestone (in Millions)	Achievement Status

$90	Probable	$6	Probable
$100	Probable	$8	Probable
$125	–	$10	–
$150	–	$12	–
$200	–	$16	–
$250	–	$20	–

The Company evaluated the performance condition and market condition under ASC 718-10-20. The Option Grants are considered an award containing a performance and a market condition and both conditions (in this case at least one of the performance conditions) must be satisfied for the award to vest. The market condition is incorporated into the fair value of the award, and that fair value is recognized over the longer of the implied service period or requisite service period if it is probable that one of the performance conditions will be met. In relation to the two awards deemed probable to vest, the recognition period ranges from 5.30 years to 5.72 years. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed to the extent any expense has been recognized related to such tranche) because the vesting condition in the award would not have been satisfied.

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

During the quarter ended March 31, 2025, the Company reassessed the expected timing of meeting the performance conditions. According to ASC 718-10-55-78, since the number of awards expected to vest and the fair value had changed with the new estimate, the adjustment affected the recognition value and years to vest. Therefore, the Company had reversed $674,720 of the expenses recorded for non-vesting tranches and applied the prospective approach to record adjustment on tranches expected to be vested in future periods. As of March 31, 2025, none of the options had vested. For the three and nine months ended March 31, 2025, the Company recorded $(668,065) and $(482,381) of stock-based compensation expense related to the Option Grants. For the three and nine months ended March 31, 2024, the Company recorded $110,382 and $331,146 of stock-based compensation expense related to the Option Grants. As of March 31, 2025, unrecognized compensation cost related to tranches probable of vesting is approximately $145,144 and will be recognized over five years to six years, depending on the tranche.

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

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the three and nine months ended March 31, 2025, 97,500 and 257,500 stock options were vested and the Company recorded $99,512 and $262,813 as stock compensation expense. As of March 31, 2025, the unrecognized compensation cost of the 2024 Stock Options was approximately $0.96 million and will be recognized monthly through August 1, 2027.

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through the term of the warrants, none of the private placement investors exercised any of their warrants and the warrants expired in May 2024. As such, there were no warrants outstanding as of March 31, 2025 and June 30, 2024.

Note 16 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2025 and June 30, 2024, $2,192,255 and $7,377,837, respectively, were deposited with various major financial institutions in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $1.4 million and $5.8 million, respectively, in excess of the FDIC insurance limit, as of March 31, 2025 and June 30, 2024.

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

Customer and vendor concentration risk

For the nine months ended March 31, 2025 and 2024, Amazon Vendor and Amazon Seller customers accounted for 85% and 91% of the Company's total revenues, respectively. As of March 31, 2025 and June 30, 2024, accounts receivable from Amazon Vendor and Amazon Seller accounted for 84% and 91% of the Company’s total accounts receivable.

For the nine months ended March 31, 2025 and 2024, one supplier accounted for 12% and 10% of the Company's total purchases, respectively. As of March 31, 2025 and June 30, 2024, accounts payable to two suppliers accounted for 19% (9% and 9%) and 45% (36% and 9%) of the Company’s total accounts payable.

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

On July 28, 2021, the Company entered into a Lease agreement (the “Lease Agreement”) with 9th & Vineyard, LLC, a Delaware limited liability company (the “Landlord”), to lease from the Landlord approximately 99,347 square feet of space located at 8798 9th Street, Rancho Cucamonga, California (the “Premises”). The term of the Lease Agreement is for 62 months, commencing on the date on which the Landlord completes certain prescribed improvements on the property (the “Rent Commencement Date”). The Lease Agreement does not provide for an option to renew. Under the Lease Agreement, the Company is responsible for its pro rata share of certain costs, including utility costs, insurance and common area costs, as further detailed in the Lease Agreement. In addition, following the Rent Commencement Date, Base Rent for the first two months was abated.

The lease did not start under the original agreement as the construction was not completed. On February 23, 2022, the Company entered into an amended agreement to extend the lease term to 74 months. Under the amended agreement, the lease commenced on February 10, 2022, with rent payments commencing May 11, 2022 and the lease expiring on May 31, 2028. The base rental fee was $114,249, increasing gradually over time to $140,079 per month through the expiration date of May 31, 2028.

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee is $56,000 to $59,410 per month through April 30, 2025. The lease term expired on April 30, 2025 and the Company did not renew the lease.

In September 2024, DHS entered into a sublease agreement with a third-party entity for office space in Shenzhen. The lease term is for one year from October 1, 2024 to September 30, 2025. The lease is treated as a short-term lease and the base rental fee is approximately $10,000 per month.

The Company’s total commitment for the full term of the above leases is $12,651,376. The financial statements reflected $4,281,622 and $6,124,163, respectively, of operating lease right-of-use assets, and $4,659,637 and $6,549,110, respectively, of operating lease liabilities as of March 31, 2025 and June 30, 2024.

Three months Ended March 31, 2025 and 2024:

Lease cost	03/31/2025	03/31/2024
Operating lease cost (included in G&A in the Company's statement of operations)	$534,836	$592,410

Other information
Cash paid for amounts included in the measurement of lease liabilities	$552,768	$594,976
Remaining term in years	0.08 – 3.17	1.08 – 4.17
Average discount rate - operating leases	5 - 6%	5 - 8%

Nine months Ended March 31, 2025 and 2024:

Lease cost	03/31/2025	03/31/2024
Operating lease cost (included in G&A in the Company's statement of operations)	$1,798,416	$2,124,939

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,837,011	$2,129,841
Remaining term in years	0.08 – 3.17	1.08 – 4.17
Average discount rate - operating leases	5 - 6%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	03/31/2025	06/30/2024

Right of use asset - non-current	$4,281,622	$6,124,163

Lease Liability – current	1,392,146	2,039,301
Lease Liability - non-current	3,267,491	4,509,809
Total operating lease liabilities	$4,659,637	$6,549,110

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2025 (excluding the first nine months of the fiscal year ending June 30, 2025)	$437,924
2026	1,533,918
2027	1,586,572
2028	1,459,409
Less: Imputed interest/present value discount	(358,186)
Present value of lease liabilities	$4,659,637

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

Pursuant to an engagement agreement, dated and effective August 31, 2020 (the “Engagement Agreement”), with Boustead Securities LLC (“Boustead”), the Company engaged Boustead to act as its exclusive placement agent for private placements of its securities and as a potential underwriter for its initial public offering. On February 28, 2021, the Company informed Boustead that it was terminating the Engagement Agreement and any continuing obligations the Company may have had under its terms. On April 15, 2021, the Company provided formal written notice to Boustead of its termination of the Engagement Agreement and all obligations thereunder, effective immediately. On April 30, 2021, Boustead filed a statement of claim with the Financial Institute Regulatory Authority, or FINRA, demanding to arbitrate the dispute, and is seeking, among other things, monetary damages against the Company and D.A. Davidson & Co. (who acted as underwriter in the Company’s IPO). The Company has agreed to indemnify D.A. Davidson & Co. and the other underwriters against any liability or expense they may incur or be subject to arising out of the Boustead dispute. Additionally, Chenlong Tan, the Company’s Chairman, President and Chief Executive Officer and a beneficial owner more than 5% of the Company’s Common Stock, has agreed to reimburse the Company for any judgments, fines and amounts paid or actually incurred by the Company or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by the Company or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan. As of March 31, 2024, the Company cannot reasonably estimate the amount of potential exposure.

On April 3, 2024, the Company and D.A. Davidson & Co entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Boustead Securities, LLC (“Boustead”) and its current and former employees, officers, directors, partners, agents and affiliates, pursuant to which all parties agreed to release all claims in exchange for the Company’s payment of $1.3 million (the “Settlement Amount”) to Boustead. The Settlement Agreement was entered into for purposes of settling in full the FINRA Arbitration (FINRA Case No. 22-01133) which had been brought by Boustead against the Company and D.A. Davidson after the Company opted not to complete its initial public offering with Boustead but instead engaged and completed its initial public offering with D.A. Davidson. Pursuant to the terms of the Settlement Agreement, the Company is required to pay the Settlement Amount in four equal installments of $325,000 on each of April 3, 2024, May 3, 2024, June 3, 2024 and July 3, 2024. Within five days of its receipt of the final payment, or by July 8, 2024, Boustead will be obligated to dismiss the FINRA Arbitration against the Company, with prejudice, after which time the Company will be required to dismiss, with prejudice, all counterclaims brought by the Company against Boustead. For the year ended June 30, 2024, the Company considered and concluded that the Settlement Amount of $1.3 million was incremental costs directly associated with the IPO under ASC 340-10-S99-1 and so recorded as offering costs against additional paid-in capital. As of June 30, 2024, the outstanding balance of the Settlement Amount was $325,000. As of March 31, 2025, the Settlement Amount had been paid off and the parties have formally withdrawn all of the complaints that were before FINRA, with prejudice, and the matter is settled in full.

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

At present the majority of our products are sourced either in the United States or China. On April 10, 2025, the U.S. announced it would be imposing tariffs of 145% on all goods imported from China, and the Chinese government countered by imposing 125% tariffs on all goods exported from the U.S. to China. On May 12, 2025, the United States and China announced a 90-day pause on most of their recent tariffs on each other. The combined U.S. tariff rate on Chinese imports will be cut to 30% from 145%, while China’s levies on U.S. imports will fall to 10% from 125%. We anticipate general economic disruption and uncertainty surrounding trade stability during the near term. While there may be a negative impact on sales revenues, we are actively working on a cost-restructuring plan to reduce our costs and expenses in order to achieve profitability. In addition, in February 2022, the Russian Federation began conducting military operations against Ukraine, and in October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces began, both of which have since escalated into prolonged wars. While we do not do business in those regions, the military conflicts in Ukraine and the Middle East have resulted in global economic uncertainty and increased the cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruptions which could cause us to seek alternate sources for product supply or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, we have experienced a delay in, as well as an increase in costs in shipping, resulting in increased inventory levels in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to acquire and distribute certain products.

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

Global Economic Disruption

At present the majority of our products are sourced either in the United States or China. On April 10, 2025, the U.S. announced it would be imposing tariffs of 145% on all goods imported from China, and the Chinese government countered by imposing 125% tariffs on all goods exported from the U.S. to China. On May 12, 2025, the United States and China announced a 90-day pause on most of their recent tariffs on each other. The combined U.S. tariff rate on Chinese imports will be cut to 30% from 145%, while China’s levies on U.S. imports will fall to 10% from 125%. We anticipate general economic disruption and uncertainty in trade stability during the near term. This is on top of any global economic disruptions caused by the wars between Ukraine and Russia and Israel and Hamas. We have experienced a decrease in the speed with which we are able to purchase new inventory, as well as an increase in costs due to delays in shipping, as well as a resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products. While we are actively working on a cost-restructuring plan to reduce our costs and expenses, we anticipate that these challenges around trade and general supply chain disruption will remain uncertain in the near term and are unable to predict with certainty the effects of such disruptions on our business.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Variance
Revenues – product sales	$15,546,233	$22,593,081	(31.2%	)
Revenues – service income	1,023,445	715,427	43.1%
	16,569,678	23,308,508	(28.9%	)

Cost of revenues – product costs	8,512,709	12,360,170	(31.1%	)
Cost of revenues – service costs	879,995	581,229	51.4%
	9,392,704	12,941,339	(27.4%	)

Gross profit	7,176,974	10,367,109	(30.8%	)
Operating expenses	7,445,977	8,765,833	(15.1%	)
Operating (loss) income	(269,003)	1,601,276	(116.8%	)
Other expenses	(47,353)	(211,660)	(77.63%	)
(Loss) income before income taxes	(316,356)	1,389,616	(122.8%	)
Income tax expenses	26,017	377,147	(93.1%	)
Net (loss) income	(342,373)	1,012,469	(133.8%	)
Non-controlling interest	(2,774)	(3,613)	(23.2%	)
Net (loss) income attributable to iPower Inc.	(339,599)	1,016,082	(133.4%	)
Other comprehensive (loss) income	(97,556)	69,122	(241.1%	)
Comprehensive (loss) income attributable to iPower Inc.	$(437,155)	$1,085,204	(140.3%	)

Gross profit % of revenues	43.3%	44.5%
Operating (loss) income % of revenues	(1.6% )	6.9%
Net (loss) income % of revenues	(2.1% )	4.4%

Revenues

Revenues for the three months ended March 31, 2025 decreased 28.9% to $16,569,678 as compared to $23,308,508 for the three months ended March 31, 2024. While pricing remained stable and with the additional logistics service income, the decrease was mainly due to uncertainty over tariffs and reduction of Amazon vendor orders, offset by an increase of retail channel and service revenues during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Costs of Revenues

Costs of revenues for the three months ended March 31, 2025 decreased 27.4% to $9,392,704 as compared to $12,941,399 for the three months ended March 31, 2024. The decrease was primarily due to the combination of an increase in the costs related to the logistics service income and a decrease in sales.

Gross Profit

Gross profit was $7,176,974 for the three months ended March 31, 2025 as compared to $10,367,109 for the three months ended March 31, 2024. While the overall gross profit ratio of the total sales revenues decreased to 43.3% for the three months ended March 31, 2025 from 44.5% for the three months ended March 31, 2024, the gross profit ratio of product sales revenue for the three months ended March 31, 2025 and 2024 was 45.2% and 45.3%, respectively. The decrease in the gross profit ratio was primarily driven by the increase in the logistics service income and secondarily by increases in freight costs and product costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 decreased 15.1% to $7,445,977 as compared to $8,765,833 for the three months ended March 31, 2024. The decrease was mainly due to the decrease in general and administrative expenses of $1.4 million, which included payroll expenses, reversal of stock-based compensation expense of $674,720, insurance expenses, travel expenses, legal fee and other operating expenses. Specifically the decrease in merchant fees was resulted from decrease in sales to amazon vendor account.

(Loss) Income from Operations

(Loss) Income from operations was $(269,003) for the three months ended March 31, 2025 as compared to $1,601,276 for the three months ended March 31, 2024. The decrease in loss resulted from the combination of decrease in sales and in operating expenses.

Other Expenses

Other income (expenses) consist of interest expense and other non-operating income (expenses). Other income (expenses) for the three months ended March 31, 2025 was $(47,353) as compared to $(211,660) for the three months ended March 31, 2024. The decrease in other income (expenses) was mainly due to the combination of the increase in other non-operating income of $65,270, including a foreign currency exchange income of $35,601, and a decrease in interest, including amortization of debt discount, on the revolving loan of $99,231 during the three months ended March 31, 2025 resulted from the decreasing loan balance.

Net (Loss) Income Attributable to iPower Inc.

Net (loss) income attributable to iPower Inc. for the three months ended March 31, 2025 was $(339,599) as compared to $1,016,082 for the three months ended March 31, 2024, representing an increase in net loss of $1,355,681. The increase was primarily due to the decrease in sales being greater than the decrease in operating expenses as discussed above.

Comprehensive (Loss) Income Attributable to iPower Inc.

Comprehensive (loss) income attributable to iPower Inc. for the three months ended March 31, 2025 was $(437,155) as compared to $1,085,204 for the three months ended March 31, 2024, representing an increase in comprehensive loss of $1,522,359. The decrease was due to the reasons discussed above, along with an increase in other comprehensive loss of $166,678 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

For the nine months ended March 31, 2025 and 2024

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024	Variance
Revenues – product sales	$51,428,534	$65,901,577	(22.0%	)
Revenues – service income	3,222,236	715,427	350.4%
	54,650,770	66,617,004	(18.0%	)

Cost of revenues – product costs	27,891,276	36,591,581	(23.8%	)
Cost of revenues – service costs	2,704,737	581,229	365.3%
	30,596,013	37,172,810	(17.7%	)

Gross profit	24,054,757	29,444,194	(18.3%	)
Operating expenses	26,386,587	31,663,942	(16.7%	)
Operating loss	(2,331,830)	(2,219,748)	5.0%
Other expenses	(316,980)	(562,791)	(43.7%	)
Loss before income taxes	(2,648,810)	(2,782,539)	(4.8%	)
Income tax benefit	(489,984)	(587,674)	(16.6%	)
Net loss	(2,158,826)	(2,194,865)	(1.6%	)
Non-controlling interest	(8,765)	(9,604)	(8.7%	)
Net loss attributable to iPower Inc.	(2,150,061)	(2,185,261)	(1.6%	)
Other comprehensive (loss) income	3,520	(91,840)	(103.8%	)
Comprehensive loss attributable to iPower Inc.	$(2,146,541)	$(2,277,101)	(5.7%	)

Gross profit % of revenues	44.0%	44.2%
Operating loss % of revenues	(4.3% )	(3.3% )
Net loss % of revenues	(4.0% )	(3.3% )

Revenues

Revenues for the nine months ended March 31, 2025 decreased 18.0% to $54,650,770 as compared to $66,617,004 for the nine months ended March 31, 2024. While pricing remained stable, the decreased revenue mainly resulted from a decrease in sales volume during the nine months ended March 31, 2025 as the Company offered less promotions and clearance activities due to lower inventory level as compared to the nine months ended March 31, 2024. In addition, the Company also experienced decrease in amazon orders due to uncertainty over tariffs during the three months ended March 31, 2025.

Costs of Revenues

Costs of revenues for the nine months ended March 31, 2025 decreased 17.7% to $30,596,013 as compared to $37,172,810 for the nine months ended March 31, 2024. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in product sales, freight costs, and lowered product costs resulted from management’s efforts on supply chain management.

Gross Profit

Gross profit was $24,054,757 for the nine months ended March 31, 2025 as compared to $29,444,194 for the nine months ended March 31, 2024. The gross profit ratio of the total sales revenues decreased to 44.0% for the nine months ended March 31, 2025 from 44.2% for the nine months ended March 31, 2024. The decrease in the gross profit ratio was mainly driven by the combination of the increase in the logistics service costs and decrease in costs of goods sold during the nine months ended March 31, 2025, as discussed above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2025 decreased 16.7% to $26,386,587 as compared to $31,663,942 for the nine months ended March 31, 2024. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $6.4 million as a result of decreased costs related to advertising, merchant fees, rental expenses and delivery fees, and an increase in general and administrative expenses of $1.1 million, which included allowance for credit losses, travel expenses and other operating expenses, partly offset by reversal of stock compensation expense of $674,720. The increase in general and administrative expenses was mainly due to the expansion of our vendor network and development of the SuperSuite platform and an increased allowance for credit losses and inventory reserves of $1.9 million.

Loss from Operations

Loss from operations was $2,331,830 for the nine months ended March 31, 2025 as compared to $2,219,748 for the nine months ended March 31, 2024. The increase in loss resulted from the decrease in sales being greater than the decrease in operating expenses.

Other Expenses

Other expenses for the nine months ended March 31, 2025 was $316,980 as compared to $562,791 for the nine months ended March 31, 2024. The decrease in other expenses was mainly due to the increase in other non-operating income of $16,326, and the decrease in interest expenses, including amortization of debt discount, on the revolving loan of $229,574 during the nine months ended March 31, 2025 as a result of the decreasing balance on the revolving loan.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the nine months ended March 31, 2025 was $2,150,061 as compared to $2,185,261 for the nine months ended March 31, 2024, representing a decrease in net loss of $35,200. The decrease was primarily due to the decrease in other expense.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the nine months ended March 31, 2025 was $2,146,541 as compared to $2,277,101 for the nine months ended March 31, 2024, representing a decrease in comprehensive loss of $130,560. The decrease was due to the reasons discussed above, along with an increase in other comprehensive loss of $95,360 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the nine months ended March 31, 2025, we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank (“JPM”). Additionally, on June 18, 2024, we closed on a registered direct offering of 2,083,334 shares of common stock (the “Shares”) and a concurrent private placement of warrants to purchase up to 2,083,334 shares of common stock (the “Warrants”), which Shares and Warrants were sold for aggregate gross proceeds of $5,000,002. As of March 31, 2025, we had cash and cash equivalents of $2,192,254, representing a $5,185,583 decrease from $7,377,837 in cash as of June 30, 2024. The cash decrease was primarily due to the result of cash used in operating activities, investing activities and financing activities resulting from our payments to offering cost settlement, pay down the short-term loans - related party and part of the JPM revolving line of credit.

Based on our current operating plans, we believe that our existing cash and cash equivalents and cash flows from operations and the revolving line of credit will be sufficient to finance our operations during the next 12 months.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all of our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chain operations normalize and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Currently, we have approximately $11.5 million in unused credit under the revolving line with JPM.

Given our current working capital position and available funding from our revolving credit line and proceeds from our June registered direct offering, we believe we will be able to work through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of March 31, 2025 and June 30, 2024, our working capital was $11.9 million and $11.2 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash (used in) provided by operating activities for the nine months ended March 31, 2025 and 2024 was $(500,214) and $5,151,956, respectively. The decrease in cash provided by operating activities mainly resulted from a decrease in cash received from customers and an increase in cash paid for costs of revenues and operating expenses.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 and 2024 was $1,519,928 and $0, respectively. The increase was due to the prepayments made for software developments during the nine months ended March 31, 2025.

Financing Activities

Net cash used in financing activities was $3,168,925 and $6,100,000, respectively, for the nine months ended March 31, 2025 and 2024. The decrease in net cash used in financing activities was primarily due to decrease payments on short-terms loans and decrease in net borrowing from the revolving loan.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of overall economic conditions on our customers’ industry and businesses and their ability to pay our accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic.  In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. In late October 2024, the Company determined that the collectability of certain refundable amount withheld by sales channel partners was remote so the Company recorded additional allowance for credit losses of $52,092 and $1,569,031 for the three and nine months ended March 31, 2025.

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

During the nine months ended March 31, 2025 and 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of March 31, 2025 and 2024, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at March 31, 2025 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of March 31, 2025 and 2024, there were no indicators of impairment.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxing jurisdiction.

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

As of March 31, 2025, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently party to any pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

We refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factors disclosed in this Item 1A below, there have been no material changes from those risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Changes in U.S. and international trade policies, particularly with respect to China, could materially and adversely impact our business and results of operations.

All of our products are manufactured and supplied by unaffiliated third parties, most of which are located in China. In addition, two of our subsidiaries are based in China. The U.S. government has made statements and taken certain actions that may lead to changes in U.S. and international trade policies towards China. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters.

We are closely monitoring the changes in international trade policy, which may be subject to rapid changes and fluctuation, and are assessing the potential impact of these and other trade policy changes on our business operations and financial performance. In February and March 2025, the U.S. administration imposed an additional 20% duty on Chinese imports. Subsequently, authorities in China announced tariffs over selected U.S. products and regulatory investigation against U.S. companies in response to the tariff imposed by the U.S. Furthermore, on April 2, 2025, President Trump announced that the United States would impose a 10% tariff on all countries, effective on April 5, 2025, and an individualized reciprocal higher tariff on countries with which the United States has the largest trade deficits, including a 34% additional reciprocal tariff on goods imported from China that brings the total tariff rate to 54%. On April 4, 2025, the Foreign Ministry of China announced that China would impose a retaliatory 34% tariff on goods imported from the United States starting on April 10, 2025. Then on April 10, the U.S. announced it would charge 145% tariffs on goods imported from China, while the Chinese government announced that it would impose 125% tariffs on U.S. exports to China. As of the date of this filing, the U.S. and China have agreed to lower the tariffs for a period of 90 days, with the U.S. lowering the base tariff rate on most Chinese goods to 30% from 145% and China lowering the base tariff rate to 10% from 125%, with the goal of negotiating a more permanent trade agreement during the 90 day period. Any unfavorable government policies on international trade, such as capital controls or tariffs, and any uncertainty resulting from the changing nature of such policies, may affect the demand for our products and services, impact the competitive position of our products or prevent us from selling products in certain countries. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes additional retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and China and/or other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies in China or other countries targeted with tariffs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During our fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Second Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 the Registration Statement on Form S-1 filed April 27, 2021).
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

May 15, 2025	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer
May 15, 2025	By:	/s/ Kevin Vassily
Kevin Vassily Chief Financial Officer

