Form 10-K
period 2025-06-30
iPower Inc.
filed 2025-10-09
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	annual Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year June 30, 2025

or

☐	Transition Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 001-40391

iPower Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5144171
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,775,042 based on the closing sale price of the registrant’s common stock on such date as reported on The Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock on October 9, 2025 was 31,493,686.

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

Forward-looking statements include statements concerning the following:

•	our inability to predict or anticipate the occurrence and duration of any economic and business consequences that may be caused by any epidemic, recession or other unknown or unanticipated general economic upheavals;
•	our inability to predict or anticipate the duration or long-term economic effect of the ongoing conflicts between Ukraine and Russia and in the Middle East and any potential supply chain issues that may result;
•	our limited operating history;
•	our future results of operations;
•	our current and future capital requirements necessary to support our efforts to open or acquire new complimentary businesses and channels of trade;
•	our cash needs and financial plans;
•	our competitive position;
•	seasonality and how it may impact consumer behavior and resulting sales;
•	our dependence on consumer interest in growing crops with the equipment and other products that we offer;
•	evolving laws surrounding cannabis on a local, state, and federal level;
•	the effectiveness of our internal controls;
•	our dependence on third parties to manufacture and sell us inventory;
•	our ability to maintain or protect our intellectual property;
•	our ability to innovate and develop new intellectual property to continue enhancing our product and service offerings;
•	our ability to protect our systems from unauthorized intrusions or theft of proprietary information;
•	our ability to retain key members of our executive team;
•	our ability to maintain our relationships with third-party vendors and suppliers;
•	our ability to internally develop products and intellectual property;
•	our ability to achieve expected technological advances by us or by third parties and our ability to leverage such advances;
•	our potential growth opportunities;
•	interpretations of current laws and the passage of future laws;
•	acceptance of our business model by investors;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our ability to sell additional products and services to customers;
•	our ability to adequately support growth;
•	our ability to ensure consistency in the quality of our products and the quality and costs of our supply chain, including management of freight costs;
•	any disruption to third party sales platforms, including Amazon.com, Walmart and eBay, through which we derive approximately 99% of our current revenues; and
•	potential disruption of our business and supply chain as a result of any conflicts or trade wars between China and the U.S., as well as increased tariffs on the products which we import.

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

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and/or “our” in this Annual Report refer to iPower Inc. and its subsidiaries.

Risk Factor Summary

The risks described under the heading “Risk Factors” beginning on page 6 of this Annual Report on Form 10-K may cause us to be unable to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

Risks Related to Our Business and Products

•	We sell proprietary brand offerings, as well as third party brands, which could expose us to various risks.
•	Our competitors and potential competitors may develop products and technologies that are more effective or commercially attractive than our products.
•	We may not be able to successfully develop new products or improve existing products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.
•	The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation or freight costs could have an unfavorable impact on our business, results of operations, financial condition, and cash flows.
•	The ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, or results of operations.

iii

•	The occurrence of any epidemic or pandemic, including but not limited to COVID-19 or similar infectious diseases, and any resurgence in related infections, whether in the U.S., China or elsewhere, along with efforts to mitigate their impact, could adversely affect our business, liquidity, operations, financial condition, the business of our suppliers, vendors and logistic partners, and the price of our securities.
•	We have a limited operating history on which stockholders and potential investors can evaluate our business or base an investment decision, and are only just now commencing our Digital Treasury Strategy.
•	Almost all of our sales are carried out through third-party platforms, including Amazon, Temu, Walmart and eBay; any disruption in our selling efforts on such third party platforms could substantially disrupt our business.
•	Poor economic conditions could adversely affect our business.
•	Heightened inflation, increased interest rates and other economic conditions including potential recession and credit market disruptions could negatively impact our business.
•	Volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results. Moreover, while the recent banking crisis involving the closure of Silicon Valley Bank (“SVB”) and other small banks did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.
•	Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs.
•	We rely heavily on our access to the China markets for the production of our products; should U.S. and China trade relations further deteriorate, and should the ongoing trade war continue, our supply chain, and thus our operations and revenues, could be subject to deleterious effects.
•	Our China-based subsidiaries, Dayourenzi (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd., through which we procure the majority of our inventory and overseas logistical support, are owned through contractual agreements, as required by the laws of the PRC. As a result, the Chinese government could potentially exercise significant oversight and/or discretion over the business and operations of our China-based subsidiaries and could potentially intervene in or influence the operations of those businesses at any time.
•	We face intense competition that could prohibit us from developing or increasing our customer base.
•	If we need additional capital to fund the expansion of our operations, we may not be able to obtain sufficient capital on terms favorable to us and may be forced to limit the expansion of our operations.
•	Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.
•	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•	In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•	Certain of our products may be purchased for use in the cannabis industry and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.
•	Continued federal intervention in certain segments of the cannabis industry may have a negative impact on us.
•	Acquisitions, other strategic alliances, and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
•	Our ongoing investment in and development of our new in-house branded product line is inherently risky and could disrupt our ongoing businesses.
•	If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.
•	A substantial proportion of our sales occur on Amazon and, as such, should our Company experience any negative actions by Amazon, our sales could be significantly affected.

iv

•	Our reliance on third-party manufacturers could harm our business.
•	Our reliance on a limited base of suppliers for certain products, such as light ballasts, may result in disruptions to our business and adversely affect our financial results.
•	A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.
•	If our suppliers are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products may be harmed.
•	Disruptions in availability or increases in the prices of raw materials sourced by suppliers could adversely affect our results of operations.
•	If our suppliers that currently, or in the future, sell directly to the retail market in which we conduct our current or future business, enhance these efforts and cease or decrease their sales through us, our ability to sell certain products could be harmed.
•	Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.
•	We collect, process, store, use, and share information collected from or about purchasers and users of our website and products. The collection and use of personal information, and analysis and sharing of user data and unique identifiers to inform advertising subject us to legislative and regulatory burdens, may expose us to liability, and our actual or perceived failure to adequately protect consumer data could harm our brand, our reputation in the marketplace and our business.
•	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
•	We may not be able to develop, license or acquire new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements, or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business, financial condition, and results of operations.
•	We have identified certain material weaknesses in our internal control over financial reporting and may experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, as a result of which, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•	We have announced that we may adopt a digital treasury strategy which, if adopted and effectuated, would expose us to various risks, including risks associated with holding Bitcoin and other cryptocurrency assets, including the following:
o	Bitcoin and other digital assets are highly volatile assets.
o	Bitcoin does not pay interest or dividends.
o	Our Bitcoin and other digital asset holdings could significantly impact our financial results and the market price of our listed securities.
o	Should we purchase Bitcoin or other digital assets, such acquisition would be completed primarily using proceeds from equity and debt financings.

v

o	Any Digital Treasury Strategy is new to our business, has not been tested and we will be unable to assure its success or successful implementation.
o	We would be subject to counterparty risks, including in particular risks relating to our custodians.
o	The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin and other cryptocurrency or digital assets.
o	Changes in the accounting treatment of our Bitcoin or other digital currency holdings could have significant accounting impacts, including increasing the volatility of our results.

General Risk Factors Related to Our Business

•	Litigation may adversely affect our business, financial condition, and results of operations.
•	If product liability lawsuits are brought against us, we may incur substantial liabilities.
•	We may not be able to obtain insurance coverage adequate to cover all significant risk exposures.
•	Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.
•	Certain of our products sell on a seasonal basis, resulting in fluctuations in our cash flow, inventory, and accounts payable.
•	Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
•	The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.
•	The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.
•	The conflicts between Russia and Ukraine and in the Middle East may have the effect of heightening many of the other risks described in the “Risk Factors” section.

Risks Related to Doing Business with the Cannabis Industry

•	While our business includes both the hobbyist gardener, and is not exclusively reliant on the cannabis grower, our growth is nonetheless substantially dependent on the growth and stabilization of the U.S. cannabis market. New California regulations caused licensing shortages and future regulations may create other limitations that decrease the demand for our products. State level regulations adopted in the future may adversely impact our business.
•	Legislation and regulations pertaining to the use and cultivation of cannabis have been enacted on both the state and federal government level in the United States. As a result, the laws governing the cultivation and use of cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products and may impact our current and planned future operations.
•	Certain of our products may be purchased for use in new and emerging industries and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.
•	Our indirect involvement in the cannabis industry could affect the public’s perception of us and be detrimental to our reputation.
•	Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping, and regulations surrounding prevention of financial crimes.

Risks Related to Our Common Stock

•	If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.
•	Our founders, officers and directors may control, and may continue to control, our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
•	Future sales of our common stock in the public market could cause the market price of our common stock to decline.

vi

General Risk Factors Related to our Common Stock

•	There are risks, including stock market volatility, inherent in owning our common stock.
•	We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•	We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
•	As a public company, we are subject to increased costs in relation to maintaining SEC and Nasdaq-related reporting requirements and our management is required to devote substantial time to compliance with our public company reporting responsibilities and corporate governance practices.
•	As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our Company and, as a result, the value of our common stock.
•	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•	Our stockholders will experience further dilution if we issue additional equity or equity-linked securities in the future.
•	If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.
•	As an actively-traded Nasdaq-listed company, the market price of our common stock may be volatile.
•	In the event of liquidation or dissolution of our company, stockholders may not recoup all or any portion of their investment.

vii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

iPower Inc. (formerly BZRTH, Inc.), a California-based corporation, was formed in Nevada in April 2018 (“iPower,” “we,” or “us”). Driven by tech and data, iPower is an online retailer and supplier of consumer home, pet, garden products, outdoor and consumer electronics, as well as a provider of value-added ecommerce services for third-party products and brands. iPower's capabilities include a full spectrum of online channels, robust fulfillment capacity, a network of warehouses serving the U.S., competitive last mile delivery partners and a differentiated business intelligence platform. With these capabilities, iPower efficiently moves a diverse catalog of SKUs from its supply chain partners to end consumers every day, providing the best value to customers in the U.S. and other countries. Our sales channels currently include Amazon Vendor, Amazon 3P, Walmart.com, Tiktok, Temu, and other marketplaces as well as our e-commerce websites such as simpledeluxe.com and more. We continue to expand our product categories through product development, our SuperSuite supply chain partner and future acquisitions. We anticipate continuing to expand our reach across the United States and internationally through organic growth. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and increase sales.

We are actively developing in-house branded products and through supply chain partners, which to date include iPower, Simple Deluxe and other brands and consist of products such as home goods, fans, pet products, outdoor, gardening and consumer electronics, some of which have been designated as Amazon Choice products and category best sellers, among others. For the fiscal year ended June 30, 2025, our top five product categories accounted for 69% of total sales. While we continue to focus on our top product categories, we are working to expand our product catalog to include new and adjacent categories through in-house products and our supply chain partners driven by market data analytics.

Products

iPower offers essential products in the home, pet, outdoor, gardening, and consumer electronics categories. We have established ours own in-house branded products as well as third-party brands from supply chain partners which are made available for purchase through our various sales channels. These products range from hydroponic-related items, fans, shelving, pet supplies, outdoor lifestyle products and consumer electronics, some of which have been designated as Amazon best seller product leaders, numerous of which have been designated “Amazon’s Choice” and “#1 Best Seller” products. This year, we expanded our in-house catalog to include more general home goods products, with home goods making up our largest meta category.

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

Research and Development

The Company has not incurred any significant research and development (“R&D”) expenses during the fiscal year ended June 30, 2025. We do most of our development work in conjunction with our supply chain partners and our manufacturing partners, where we co-engineer designs with their development teams. We plan to increase our investments in R&D relating to the improvement of existing products and the development and addition of new product lines.

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

We do not manufacture any of the products we sell through our distribution channels. We purchase our products from many different suppliers, including manufacturers and distributors in the U.S. and Southeast Asia. For the years ended June 30, 2025 and 2024, one supplier accounted for 14% and 10% of the Company's total purchases, respectively. We do not have any long-term supply agreements.

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

Demand for Products

We believe that demand for iPower’s products is strong for several reasons. Consumer interest in hydroponics for in home gardening as a hobby and lifestyle choice surged in interest during the Covid-19 pandemic and has continued as employer work-from-home policies have allowed consumers to continue to expand upon their interests in at home gardening. Our non-hydroponics product lines are also seeing strong demand as the categories we participate in are primarily in large markets with a fragmented supply base. We also believe that our expertise in product development and supply chain management has created a catalog well suited to gaining market share in these categories. In addition, our relationship with our largest channel partner, Amazon, has led to a strong demand environment. Working as a supplier on Amazon’s Vendor Central platform, we are confident that we have demonstrated our ability to supply products that consumers want, in sufficient volumes, enabling us to meet the stringent operating metrics required by Amazon. We believe this has allowed us to gain market share from other suppliers in our various channels.

E-Commerce Strategy

The Company continues to grow and develop its e-commerce platforms, including simpledeluxe.com and more, where we sell our in house and third party products. In addition to our websites, we offer products to consumers through established e-commerce channels such as Amazon, eBay, Tiktok, Temu and Walmart. Through these portals we offer various consumer products for sale. Online shoppers can have the ability to peruse our various product categories such as gardening equipment, home fans and furnishing, shelving, outdoor lifestyle products, and pet products, providing consumers with an easy and quick method to find the exact products they need. In addition to these sections, our webstores offer customers periodic flash deals, best value recommendations and clearance sale items. Each product listed on the site contains product descriptions, product reviews and a picture so the consumer can make an informed and educated purchase. Our product filters allow the consumer to search by brand, manufacturer, or by price. Consumers can shop online day and night and have their purchases shipped directly to the location of their choice, or simply elect to use our website as a resource. Google advertising, social media advertising and email list marketing, in addition to auto-ship functionality, are the primary mechanisms we employ to drive traffic to our e-commerce platforms and the other portals through which we make our products available for sale, including Amazon.com, Tiktok, Temu, eBay and Walmart. At present, more than 82% of our total sales occur through Amazon.com.

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

Notwithstanding the foregoing, we believe that our pricing, inventory and product availability, and overall customer service provide us with the ability to compete in this marketplace. We believe that we have the following core competitive advantages over our competitors:

•	In addition to our in-house branded products, we distribute products from third-party brands, ensuring that whatever a customer’s particular need may be, they need look no further than iPower for their product needs.
•	Our knowledgeable and experienced sales team can provide guidance and insights, whether dealing with a seasoned commercial entity or a first-time purchaser looking to get their grow operations off the ground.
•	The convenience of our e-commerce platform allows customers to shop from the comfort of their own home and have their purchases shipped directly to them.
•	We believe that our prominent position as a supplier to Amazon means that our products are prominently featured on the world’s most important retailer.
•	We view ourselves as an industry leader, offering products and new technologies from the largest and most trusted names in the business, as well as our own in-house branded products.

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

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis and hemp, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and a total of 48 U.S. states plus the District of Columbia have adopted frameworks, in varying forms, that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, as well as hemp and CBD, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The 2018 Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. While we do not know the percentage or actual usage of our products for purposes of growing cannabis or hemp-derived products, for those users who intend to use the Company’s products to grow hemp-derived CBD medicinal products, the 2018 Farm Bill officially removed hemp from the list of controlled substances. While we note that the 2018 Farm Bill has not changed the regulatory authority of the Food and Drug Administration as concerns cannabis and cannabis-derived products, and that such products continue to remain subject to the same regulatory requirements as FDA-regulated products, we nonetheless believe the passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities.

Our gardening products, including our hydroponic gardening products, are multi-purpose products designed and intended for growing a wide range of plants and are purchased by cultivators who may grow any variety of plants, including cannabis and hemp. Although the demand for certain of our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business. The changing laws may cause us to experience additional capital expenditures as we adapt our business to meet the requirements of the evolving legal and regulatory landscape.

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

Our Digital Treasury Strategy

We recently announced our plans to adopt a digital treasury strategy (the “Digital Treasury Strategy”), with the plan of holding various cryptocurrency assets, starting with the plan of acquiring major digital currencies to serve as Company’s primary treasury reserve asset. When and if we do establish a Digital Treasury Strategy, we may hold a variety of cryptocurrency assets, which may change from time to time. The Company has not yet launched a Digital Treasury Strategy and it is unknown when, or if, we will commence such strategy.

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

On February 15, 2022, the Company acquired Anivia Limited (“Anivia”). Anivia indirectly owns Dayourenzai (Shenzhen) Technology Co., Ltd. (“DYRZ”), a corporation located in the People’s Republic of China (“PRC”), which is a wholly foreign-owned enterprise of Fly Elephant Limited. Dayourenzai (Shenzhen) Technology Co., Ltd. which controlled, through contractual arrangements, the business, revenues, and profits of Daheshou (Shenzhen) Information Technology Co., Ltd., a company organized under the laws of the PRC and is located in Shenzhen, China (“DHS”). DHS was principally engaged in selling a wide range of products and providing merchandizing and logistics services in the PRC. In 2023, iPower purchased approximately 90% of its products and supplies from or through DHS. During 2025, we moved the business that was being conducted under DHS into iPower and DYRZ. After transferring all of the assets and operations out of DHS, on August 4, 2025, we entered into a contract termination agreement with DHS and its direct shareholders, Xiaoyun Liu and Jing Xie, and terminated our contractual relationship with DHS.

In addition, on February 10, 2022 and January 14, 2022, respectively, we entered into joint venture agreements with Global Social Medial, LLC, a Nevada limited liability company formed in 2022 which provides social media platform and services to assist business in product marketing (“GSM”), and Box Harmony, LLC, a Nevada limited liability company (“Box Harmony”) formed in 2022 which provides logistics services primarily for foreign-based manufacturers and distributors who desire to sell their products online in the United States with such logistic services to include, without limitation, receiving, storing and transporting such products. We have a 60% equity interest in GSM and a 40% equity interest in Box Harmony.

On June 3, 2025, the Company, Custom Cup Factory, Inc., a California corporation (“CCF”), and Yi Yang entered into the Limited Liability Company Operating Agreement (the “Operating Agreement”) of United Package NV, LLC, a Nevada limited liability corporation (the “Joint Venture”).

The Joint Venture focuses on the domestic production of packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable, and cost-effective supply chain solutions without reliance on offshore manufacturing. Pursuant to the terms of the Operating Agreement, the Company owns 2,280 Class A Voting Units (as defined in the Operating Agreement) of the Joint Venture in consideration for the Joint Venture’s use of certain of the Company’s equipment and facility. Ms. Yang owns 1,140 Class A Voting Units of the Joint Venture in consideration for Ms. Yang’s commitment to manage the business of the Joint Venture and CCF owns 1,710 Class A Voting Units of the Joint Venture in consideration for CCF’s contribution of its marketing expertise, existing sales channel and customer list. The Joint Venture is managed by the Company, CCF and Yang.

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

Employees

As of October 9, 2025, we had a total of 10 full-time and four part-time employees and consultants. None of our employees are subject to collective bargaining agreements.

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

Our business prospects are difficult to predict given our limited operating history and unproven business strategy. While we inherited in 2018 the business of our predecessor entity, BizRight LLC, an entity through which we acquired certain assets and assumed certain liabilities, we did not begin operations under iPower Inc. (formerly BZRTH Inc.) until our formation in April 2018. Thereafter, we launched our e-commerce platforms, www.Zenhydro.com and www.simpledeluxe.com, where we sell our own in-house branded products, marketed under the iPower and Simple Deluxe brands, and provide distribution for hundreds of other brands manufactured by a number of third-party vendors. Accordingly, the operation of our e-commerce platform, branding and marketing of our own in-house branded products, and our relationships with third-party vendors and suppliers have been limited. If we are unable to effectively maintain our relationships with third-party vendors and suppliers, manage our e-commerce operations, as well as other sales platforms/distribution network, our business is unlikely to succeed. Our business should be viewed in light of these risks, challenges and uncertainties. In addition, our board of directors only authorized our commencement of the Digital Treasury Strategy in June 17, 2025, so, in the event we launch such strategy, we have only limited experience in that area and cannot assure investors that we will be successful in executing on a Digital Treasury Strategy.

Almost all of our sales are carried out through third-party platforms, including Amazon, Temu, Walmart and eBay; any disruption in our selling efforts on such third party platforms could substantially disrupt our business.

While we maintain our own websites, Zenhydro.com and simpledeluxe.com, as well as our offline wholesale department, almost all of our sales occurred on third party platforms such as Amazon, Temu, Walmart and other platforms. As such, should we experience a disruption in our sales on third party platforms, or should such third party platforms somehow come to rank us unfavorably or fail to list our products, this could negatively affect our overall sales and, thus, negatively impact our overall revenues.

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

We are heavily reliant on manufacturers in China to produce many of the goods we sell. Approximately 96% of the products we purchased for resale during the fiscal year ended June 30, 2025 were manufactured in and imported from China. At present, we have 7 suppliers in the U.S. and more than 144 suppliers in China. However, all of the goods sourced in China were purchased through our VIE, DHS. The U.S. and China have been involved in ongoing trade disputes, resulting in increased tariffs when such goods arrive in the U.S., among other things. Any changes in U.S. trade policy, or an escalation in the ongoing trade disputes, could trigger retaliatory actions, resulting in “trade wars” and an increase in costs for goods imported into the United States. Such actions could disrupt our supply chain. In addition, increased tariffs could, in turn, reduce customer demand for such products as such tariffs could cause us to have to increase the price at which we sell our goods, or it could result in trading partners limiting their trade with the United States. To date, iPower has absorbed some of the costs related to increased tariffs. However, should we be unable to continue to absorb such costs, or should we need to pass all such costs on to consumers, such increase could cut into our competitive advantage and our volume of sales activity in the United States could be materially reduced. Any such reduction may materially and adversely affect our sales and our business.

Our China-based subsidiary, Dayourenzi (Shenzhen) Technology Co., Ltd., through which we have historically procured much of our inventory and overseas logistical support, is owned through contractual agreements, as required by the laws of the PRC. As a result, the Chinese government could potentially exercise significant oversight and/or discretion over the business and operations of our China-based subsidiary and could potentially intervene in or influence the operations of those businesses at any time.

We recently acquired two China-based subsidiaries, Dayourenzi (Shenzhen) Technology Co., Ltd. (“DYRZ”) and Daheshou (Shenzhen) Information Technology Co., Ltd. (“DHS”). (DYRZ and DHS together are referred to as our “China-based Subsidiary”). The Operating Company DYRZ, in conjunction with our since disposed variable interest entity, DHS, has historically provided the bulk of our China-based procurement and logistical needs and we believe it will help streamline our procurement of goods and shipping, as well as reduce costs by bringing these services in house. Our China-based subsidiary is owned by us through contractual arrangements with our Hong Kong subsidiary, Fly Elephant Limited, and its parent company, Anivia Limited, a British Virgin Islands company. In addition, our China-based subsidiary may be at risk of influence by the PRC government as it is subject to the laws, rules and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our China-based Subsidiary, and the regulations to which they are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our own policies and practices. New laws, regulations and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may, as regards our China-based Subsidiary:

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

Our future success depends substantially on the continued services of our executive officers, especially our Chairman, Chief Executive Officer, President and Interim Chief Financial Officer, Chenlong Tan. We do not presently maintain key man life insurance on any of our executive officers or directors, although we intend to obtain such insurance in the near future. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our executive officers could cause our business to be disrupted, and we may incur additional and unforeseen expenses to recruit and retain new officers.

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

A significant proportion of our sales occur on the Amazon.com platform. For the years ended June 30, 2025 and 2024, Amazon Vendor and Amazon Seller customers accounted for 82% and 90% of the Company's total revenues, respectively, and as of June 30, 2025 and 2024, accounts receivable from Amazon Vendor and Amazon Seller accounted for 72% and 91% of the Company’s total accounts receivable, respectively. Any disruption in our sales or accessibility to Amazon, or any negative action taken by Amazon related to our sales, could negatively affect our business.

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

We rely on a limited number of suppliers for certain of our products and supplies. For the years ended June 30, 2025 and 2024, one supplier accounted for 14% and 10% of the Company's total purchases, respectively. Such reliance on a limited number of suppliers may increase our risk of experiencing disruptions in our business. As we do not have any long-term supply agreements, in the event we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experience other financial distress including with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have announced that we may adopt a digital treasury strategy which, if adopted and effectuated, would expose us to various risks, including risks associated with holding Bitcoin and other cryptocurrency assets.

While we have only announced that we may adopt a Digital Treasury Strategy, and we have not yet effectuated such strategy, such strategy, if adopted and effectuated, would expose us to various risks, including risks associated with holding Bitcoin and other cryptocurrency assets, including the following:

•	Bitcoin and other digital assets are highly volatile assets.
•	Bitcoin does not pay interest or dividends.
•	Our Bitcoin and other digital asset holdings could significantly impact our financial results and the market price of our listed securities.
•	Should we purchase Bitcoin or other digital assets, such acquisition would be completed primarily using proceeds from equity and debt financings.
•	Any Digital Treasury Strategy is new to our business, has not been tested and we will be unable to assure its success or successful implementation.
•	We would be subject to counterparty risks, including in particular risks relating to our custodians.
•	The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin and other cryptocurrency or digital assets.
•	Changes in the accounting treatment of our Bitcoin or other digital currency holdings could have significant accounting impacts, including increasing the volatility of our results.

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

The conflict between Russia and Ukraine and the war in the Middle East may have the effect of heightening many of the other risks described in this “Risk Factors” section.

To the extent the conflict between Russia and Ukraine and the war in the Middle East may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, as well as other risks which we may not be currently aware of.

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

In accordance with Nasdaq Rules, the Company was provided with an initial period of 180 calendar days, or until July 1, 2025 (the “Initial Grace Period”), to regain compliance with the Bid Price Requirement. Since the Initial Grace Period was coming to an end and the Company had not yet regained compliance, on June 12, 2025, the Company submitted a plan of compliance (the “Plan of Compliance”) to Nasdaq seeking an additional 180-day grace period (the "Additional Grace Period") to regain compliance with the Bid Price Requirement. The Plan of Compliance set forth the steps the Company would take to regain compliance with the Bid Price Requirement within the additional 180-day period, including effectuating a reverse split of its common stock, if deemed necessary.

On July 2, 2025, the Company received formal approval from Nasdaq granting it an additional 180 days, or until December 29, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement.

If at any time before the Compliance Date the closing bid price for the Company’s Common Stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation that it has regained compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Staff will provide written notification to the Company that its Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements. Nonetheless, the Company intends to monitor the closing bid price of its Common Stock and will, if necessary, consider available options to regain compliance with the Bid Price Requirement prior to the Compliance Date.

Our founders, officers and directors may control, and may continue to control, our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our founders, officers and directors collectively beneficially own approximately 51% of our outstanding shares of common stock. As a result, such individuals may, for the foreseeable future, have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further discussion of the stockholding of our founders and principal stockholders.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending June 30, 2025. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the effectiveness of the Company’s initial registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

As an actively traded Nasdaq-listed company, the market price of our common stock may be volatile.

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

As of June 30, 2025, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon. For more information about these risks, please see "Risk Factors - Risks Related to our Business and Products" in Item 1A of this Form10-K.

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

In addition, we lease a fulfilment center at 2397 Bateman Avenue, Duarte, CA 91010, which consists of approximately 49,500 square feet of space, with a base rental fee of $56,000 to $59,410 per month. The lease term expired on April 30, 2025, and the Company did not renew the lease.

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

In September 2024, DHS entered into a sublease agreement with a third-party entity for office space in Shenzhen. The lease term was for one year from October 1, 2024 to September 30, 2025. The lease was treated as a short-term lease and the base rental fee is approximately $10,000 per month.

ITEM 3. LEGAL PROCEEDINGS

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

Shareholders

As of October 9, 2025, we had 23 holders of record of our common stock and 31,493,686 shares of common stock outstanding.

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

The following table provides information as of June 30, 2025 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,335,629	$1.17	5,378,502
Equity compensation plans not approved by security holders	–	–	–
Total	4,335,629	$1.17	5,378,502

Recent Sales of Unregistered Securities

None.

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

Overview

Driven by tech and data, iPower Inc. is an online supplier of consumer goods, including hydroponics equipment, general gardening supplies, and consumer home goods. Through the operations of our e-commerce platforms and channel partners, our 99,347 square foot fulfillment centers in Rancho Cucamonga, California, we believe we are one of the leading marketers, distributors and retailers in the consumer gardening and home goods categories, based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and sales.

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

Recent Developments

Adoption of Digital Treasury Strategy

On June 17, 2025, the Company adopted a digital asset reserve, allocation and development strategy (the “Digital Treasury Strategy”) with the plan of creating a Digital Treasury Strategy business. To date, we have not effectuated the Digital Treasury Strategy business and do not know if it will be effectuated. As this Digital Treasury Strategy is a new planned addition to our business model, we cannot predict its success or know whether we will continue with this strategy for the long term. The Company will provide additional updates to shareholders when and if we do effectuate such strategy.

RESULTS OF OPERATIONS

For the fiscal years ended June 30, 2025 and 2024

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Year Ended June 30, 2025	Year Ended June 30, 2024	Variance
Revenues	$66,142,779	$86,071,485	(23.15%	)
Cost of goods sold	37,149,085	47,950,117	(22.53%	)
Gross profit	28,993,694	38,121,368	(23.94%	)
Operating expenses	34,859,456	39,084,260	(10.81%	)
Loss from operations	(5,865,762)	(962,892)	509.18%
Other expenses	(366,273)	(829,921)	(55.87%	)
Loss before income taxes	(6,232,035)	(1,792,813)	247.61%
Income tax benefit	(1,254,489)	(251,365)	399.07%
Net loss	(4,934,424)	(1,541,448)	220.12%
Non-controlling interest	(9,258)	(13,289)	(30.33%	)
Net loss attributable to iPower Inc.	(4,968,288)	(1,528,159)	222.12%
Other comprehensive loss	250,513	(148,272)	(268.96%	)
Comprehensive loss attributable to iPower Inc.	$(4,717,775)	$(1,676,431)	181.42%

Gross profit % of revenues	43.84%	45.61%	(1.03%	)
Operating loss % of revenues	(8.87% )	(1.12% )	692.73%
Net loss attributable to iPower Inc. % of revenues	(7.51% )	(1.78% )	323.07%

Revenues

Revenues for the year ended June 30, 2025 decreased 23.15% to $66,142,779 as compared to $86,071,485 for the year ended June 30, 2024. While pricing remained stable, the decreased revenue mainly resulted from a decrease in sales volume during the year ended June 30, 2025 as the Company offered less promotions due to lower inventory level as compared to the year ended June 30, 2024. In addition, the Company also experienced significant decrease in amazon orders due to uncertainty over tariffs during the second half of the fiscal year ended June 30, 2025.

Costs of Goods Sold

Costs of goods sold for the year ended June 30, 2025 decreased 22.53% to $37,149,085 as compared to $47,950,117 for the year ended June 30, 2024. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in product sales, freight costs, and lowered product costs resulted from management’s efforts on supply chain management.

Gross Profit

Gross profit was $28,993,694 for the year ended June 30, 2025 as compared to $38,121,368 for the year ended June 30, 2024. The gross profit ratio decreased to 43.84% for the year ended June 30, 2025 from 44.29% for the year ended June 30, 2024. The decrease in the gross profit ratio was mainly driven by the combination of the increase in the logistics service costs and decrease in costs of goods sold during the year ended June 30, 2025, as discussed above.

Operating Expenses

Operating expenses for the year ended June 30, 2025 decreased 10.81% to $34,859,456 as compared to $39,084,260 for the year ended June 30, 2024. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $4.8 million as a result of decreased costs related to advertising, merchant fees, rental expenses and delivery fees, and an increase in general and administrative expenses of $0.5 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses. The increase in general and administrative expenses was mainly due to the expansion of our vendor network and development of the SuperSuite platform and an increased allowance for credit losses and inventory reserves of $1.2 million.

Loss from Operations

Loss from operations was $5,865,762 for the year ended June 30, 2025 as compared to $962,892 for the year ended June 30, 2024. The decrease was due to the decrease in operating expenses and in gross profit as discussed above.

Other Expenses

Other expenses consist of interest expense and other non-operating income (expenses). Other expenses for the year ended June 30, 2025 were $366,273 as compared to $829,921 for the year ended June 30, 2024. The decrease in other expenses was mainly due to decrease in other non-operating loss of $120,258, and in interest, including amortization of debt discount, on the revolving loan of $352,224 during the year ended June 30, 2024 as a result of the decreasing balance on the revolving loan.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the year ended June 30, 2025 was $4,968,288 as compared to $1,528,159 for the year ended June 30, 2024, representing an increase of net loss of $3,440,129. The increase was primarily due to the decrease in gross profit and operating expenses as discussed above.

Comprehensive loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the year ended June 30, 2025 was $4,717,775 as compared to $1,676,431 for the year ended June 30, 2024, representing an increase of comprehensive loss of $3,041,344. The increase was due to the reasons discussed above, along with other comprehensive income of $250,513 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the fiscal year ended June 30, 2025 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through borrowing under our credit facility from JPMorgan Chase Bank (“JPM”). Additionally, on June 18, 2024, we closed on the Registered Direct offering of 2,083,334 Shares and a concurrent Private Placement of Warrants to purchase 2,083,334 Warrant Shares, which were sold for gross aggregate proceeds of $5,000,002. We had cash and cash equivalents of $2,007,890 as of June 30, 2025, representing a $5,369,947 decrease from $7,377,837 in cash as of June 30, 2024. The cash decrease was primarily due to the result of cash used in operating activities, investing activities and financing activities resulting from our payments to offering cost settlement, pay down the short-term loans - related party and part of the JPM revolving line of credit.

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

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chain operations normalize and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Currently, we have approximately $1.8 million in unused credit under the revolving line with JPM.

Given our current working capital position and available funding from our revolving credit line and proceeds from our June Registered Direct offering, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of June 30, 2025 and 2024, our working capital was $4.9 million and $11.2 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash (used in) provided by operating activities for the years ended June 30, 2025 and 2024 was $(579,187) and $6,164,076, respectively. The decrease in cash provided by operating activities mainly resulted from a combination of an increase in net loss , a decrease in cash received from customers and an increase in cash paid for cost of revenues and operating expenses.

Investing Activities

For the years ended June 30, 2025 and 2024, net cash used in investing activities was $2,042,250 and $0, respectively. The increase was mainly due to the prepayments made for software developments and investment in joint venture during the year ended June 30, 2025

Financing Activities

Net cash used in financing activities was $2,999,362 and $2,397,801 for the years ended June 30, 2025 and 2024, respectively. The increase in net cash outflows was primarily attributable to lower financing inflows in fiscal 2025 as compared to fiscal 2024. Financing activities during fiscal 2024 included significant sources of cash that did not recur in fiscal 2025, including $4.5 million in net proceeds from the issuance of common stock and $2.4 million in proceeds from related party borrowings. These inflows were partially offset in fiscal 2024 by net repayments of $5.1 million on revolving loans and $3.75 million on short-term borrowings.

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

Accounts receivable, net

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. Management reviews its accounts receivable balances each reporting period to determine if an allowance for credit losses is required.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the overall economic conditions on our customers’ industry and businesses and their ability to pay our accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the recent tariff policy. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses.

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

Subsequent to the quarter ended September 30, 2022, during the period ended June 30, 2023, the Company performed a qualitative and quantitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of June 30, 2025 and 2024, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

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

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the years ended June 30, 2025 and 2024.

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

Below is a summary of the interest expense recorded for the years ended June 30, 2025 and 2024:

	2025	2024
Accrued interest	$244,078	$402,675
Credit utilization fees	57,052	71,332
Amortization of debt discount	125,906	265,219
Total	$427,036	$739,226

As of June 30, 2025 and 2024, the outstanding amount of the JPM revolving loan payable, net of debt discount and including interest, was $3,737,602 and $5,500,739, respectively.

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

On November 11, 2022, the Company and JPM entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPM accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPM agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of June 30, 2024, the Company was in compliance with the ABL covenants. However, as of June 30, 2025, the Company was in default as a result of covenant violations under the ABL facility.

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

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022, the issuance date. In October 2022, the Company paid the first installment of $875,000, and in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the year ended June 30, 2025, the Company recorded accrued interest of $0 and amortization of note premium of $0. For the year ended June 30, 2024, the Company recorded accrued interest of $39,429 and amortization of note premium of $31,602. In February 2024, the note premium was fully amortized, and the outstanding balance of the principal and accrued interest of $275,679 was fully paid off. As of June 30, 2025 and 2024, the total outstanding balance of the Purchase Note was $0.

Short-term loans payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry, repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the year ended June 30, 2024, the Company recorded interest of $32,911. As of June 30, 2025, the outstanding balance of the On-demand Loan was fully paid off.

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the year ended June 30, 2024, the Company borrowed $483,599 and recorded interest expense of $7,615. For the year ended June 30, 2025, the Company recorded interest expense of $3,733 . As of June 30, 2024, the outstanding balance of the On-demand Loan 2, including accrued interest of $7,615, was $491,214. As of June 30, 2025, the On-demand Loan 2 had been fully paid off.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of June 30, 2025 and 2024, the outstanding balance of the RP Loan was $0 and $350,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” this item is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

iPower Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of iPower, Inc. and its subsidiaries (the “Company”) as of June 30, 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for year ended June 30, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of their operations and their cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025.

Houston, Texas

October 9, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iPower, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of iPower, Inc. and its subsidiaries (the “Company”) as of June 30, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for year ended June 30, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of their operations and their cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2020 until June 2025.

Irvine, California

September 20, 2024

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2025 and June 30, 2024

	June 30,	June 30,
	2025	2024

ASSETS
Current assets
Cash and cash equivalent	$2,007,890	$7,377,837
Accounts receivable, net	6,124,008	14,740,093
Inventories, net	8,131,203	10,546,273
Prepayments and other current assets, net	3,111,210	2,346,534
Total current assets	19,374,311	35,010,737

Non-current assets
Right of use - non-current	3,915,539	6,124,163
Property and equipment, net	390,349	370,887
Deferred tax assets, net	3,724,462	2,445,605
Goodwill	3,034,110	3,034,110
Investment in joint venture	385,180	27,605
Intangible assets, net	2,981,328	3,630,700
Other non-current assets	1,837,488	652,050
Total non-current assets	16,268,456	16,285,120

Total assets	$35,642,767	$51,295,857

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	$7,180,009	$11,227,116
Other payables and accrued liabilities	1,893,921	3,885,487
Lease liability - current	1,361,111	2,039,301
Short-term loan payable	–	491,214
Short-term loan payable - related party	–	350,000
Revolving loan payable, net	3,737,602	5,500,739
Income taxes payable	280,155	276,158
Total current liabilities	14,452,798	23,770,015

Non-current liabilities
Lease liability - non-current	2,913,967	4,509,809
Total non-current liabilities	2,913,967	4,509,809

Total liabilities	17,366,765	28,279,824

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and June 30, 2024	–	–
Common stock, $0.001 par value; 180,000,000 shares authorized; 31,359,899 and 31,359,899 shares issued and outstanding at June 30, 2025 and 2024	31,361	31,361
Additional paid in capital	33,450,885	33,463,883
Accumulated deficits	(15,198,889)	(10,230,601)
Non-controlling interest	(47,462)	(38,204)
Accumulated other comprehensive loss	40,107	(210,406)
Total stockholders' equity	18,276,002	23,016,033

Total liabilities and stockholders' equity	$35,642,767	$51,295,857

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30, 2025 and 2024

	For the year Ended June 30,
	2025	2024

REVENUES
Product sales	$61,518,306	$84,752,116
Service income	4,624,473	1,319,369
Total revenues	66,142,779	86,071,485

COST OF REVENUES
Product costs	33,191,202	46,818,232
Service costs	3,957,883	1,131,885
Total cost of revenues	37,149,085	47,950,117

GROSS PROFIT	28,993,694	38,121,368

OPERATING EXPENSES:
Selling and fulfillment	22,201,828	26,963,291
General and administrative	12,657,628	12,120,969
Total operating expenses	34,859,456	39,084,260

INCOME (LOSS) FROM OPERATIONS	(5,865,762)	(962,892)

OTHER INCOME (EXPENSE)
Interest expenses	(436,201)	(788,425)
Loss on equity method investment	(14,342)	(5,508)
Other non-operating income (expenses)	84,270	(35,988)
Total other expenses, net	(366,273)	(829,921)

INCOME (LOSS) BEFORE INCOME TAXES	(6,232,035)	(1,792,813)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	(1,254,489)	(251,365)
NET INCOME (LOSS)	(4,977,546)	(1,541,448)

Non-controlling interest	(9,258)	(13,289)

NET INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	(4,968,288)	(1,528,159)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	250,513	(148,272)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$(4,717,775)	$(1,676,431)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	31,445,633	29,878,196

Diluted	31,445,633	29,878,196

EARNINGS (LOSSES) PER SHARE
Basic	$(0.16)	$(0.05)

Diluted	$(0.16)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended June 30, 2025 and 2024

	Common Stock		Additional	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Paid in Capital	Deficit)	interest	income (loss)	Total
Balance, June 30, 2024	31,359,899	$31,361	$33,463,883	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033
Net loss	–	–	–	(4,968,288)	(9,258)	–	(4,977,546)
Stock-based compensation	–	–	(12,998)	–	–	–	(12,998)
Foreign currency translation adjustments	–	–	–	–	–	250,513	250,513
Balance, June 30, 2025	31,359,899	$31,361	$33,450,885	$(15,198,889)	$(47,462)	$40,107	$18,276,002

Balance, June 30, 2023	29,710,939	$29,712	$29,624,520	$(8,702,442)	$(24,915)	$(62,134)	$20,864,741
Net loss	–	–	–	(1,528,159)	(13,289)	–	(1,541,448)
Stock-based compensation	–	–	512,542	–	–	–	512,542
Restricted shares issued for vested RSUs	107,293	107	(107)	–	–	–	–
Common stock issued for cash, net of issuance costs	2,083,334	2,084	4,541,005	–	–	–	4,543,089
Capital injection to DHS	–	–	85,381	–	–	–	85,381
Settled offering cost	–	–	(1,300,000)	–	–	–	(1,300,000)
Returned and cancelled shares	(541,667)	(542)	542	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(148,272)	(148,272)
Balance, June 30, 2024	31,359,899	$31,361	$33,463,883	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2025 and 2024

	For the Years Ended June 30
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,977,546)	$(1,541,448)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	779,976	796,225
Inventory reserve	(335,358)	88,926
Credit loss reserve	1,569,031	285,386
Loss on equity method investment	14,342	5,508
Stock-based compensation expense	(12,998)	512,542
Amortization of operating lease right of use assets	1,774,591	1,713,182
Amortization of debt premium / discount and non-cash financing costs	125,906	233,617
Change in operating assets and liabilities
Accounts receivable	7,047,054	(953,936)
Inventories	2,750,428	9,958,690
Deferred tax assets	(1,278,857)	(290,355)
Prepayments and other current assets, net	(764,676)	511,663
other non-current assets	334,490	306,660
Accounts payable	(4,084,607)	(2,017,841)
Other payables and accrued liabilities	(1,684,961)	(1,728,632)
Operating lease liabilities	(1,839,999)	(1,716,110)
Income taxes payable	3,997	–
Net cash (used in) provided by operating activities	(579,187)	6,164,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(163,588)	–
Disposal of equipment	13,183	–
Investment in joint venture	(371,917)	–
Prepayments for software development	(1,519,928)	–

Net cash used in investing activities	(2,042,250)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital injection	–	85,711
Advance from shareholders	–	(85,200)
Payments of offering cost settlement	(325,000)	(975,000)
Net proceeds from sale of common stock	–	4,543,089
Proceeds from short-term loans - related party	–	2,350,000
Proceeds from short-term loans	–	483,599
Payments on short-term loans - related party	(350,000)	(2,000,000)
Payments on promissory note	(483,599)	(1,750,000)
Proceeds from revolving loan	8,359,237	6,950,000
Payments on revolving loan	(10,200,000)	(12,000,000)
Net cash used in financing activities	(2,999,362)	(2,397,801)

EFFECT OF EXCHANGE RATE ON CASH	250,852	(124,080)

CHANGES IN CASH AND CASH EQUIVALENT	(5,369,947)	3,642,195

CASH AND CASH EQUIVALENT, beginning of period	7,377,837	3,735,642

CASH AND CASH EQUIVALENT, end of period	$2,007,890	$7,377,837

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$323,078	$308,590

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares returned and cancelled	$–	$1,300,000
Termination of operating leases	$434,033	$–
Right of use assets acquired under new operating leases	$–	$632,732

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc.

Notes to Consolidated Financial Statements

As of June 30, 2025 and 2024 and for the Years Ended June 30, 2025 and 2024

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

On June 3, 2025, the Company entered into a joint venture agreement and formed a Nevada limited liability company, United Package NV, LLC (“United Package”), for the principal purpose of producing packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable, and cost-effective supply chain solutions without reliance on offshore manufacturing. The Company owns approximately 44% of the equity interest in United Package, retaining significant influence, but does not own a majority equity interest in or otherwise control United Package. See details at Note 3 below.

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

Prior Period Reclassification

Certain prior period amounts in the consolidated balance sheets and statements of operations have been reclassified to conform to the current period presentation, including reclassifications made in the presentation of investment in joint ventures, service income and costs. These reclassifications had no impact on the prior year’s financial statements as a whole.

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

The balance sheet amounts of the VIE, with the exception of equity, on June 30, 2025, were translated at 7.1636 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive loss accounts for the year ended June 30, 2025 was 7.2143 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

As of June 30, 2025, the Company’s restricted cash balance included approximately $19,151 frozen by governmental authorities in connection with a lawsuit in China. Such funds are not available for the Company’s general use until the restrictions are released. See Note 17 below for details.

Accounts receivable, net

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. Management reviews its accounts receivable balances each reporting period to determine if an allowance for credit losses is required.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in calculation of allowance for credit losses the potential impact of the overall economic conditions on our customers’ industry and businesses and their ability to pay our accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the recent tariff policy. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. During the year ended June 30, 2025, the Company determined that the collectability of certain refundable amounts withheld by sales channel partners was remote so we recorded additional allowance for credit losses. For the year ended June 30, 2025 and 2024, the credit losses was $1,569,031 and $285,386, respectively.

Equity method investment

The Company accounts for its ownership interest in Box Harmony, a 40% owned joint venture, and United Package NV LLC, a 44% owned joint venture, following the equity method of accounting, in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in joint ventures’ statement of operations and a corresponding charge or credit to the carrying value of the asset.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company engaged an independent third-party valuation firm in August 2022 to conduct an evaluation of goodwill impairment for the Company as a whole at the consolidated reporting unit level as of June 30, 2022. This evaluation was completed prior to the Company’s filing of its Annual Report on Form 10-K for the period ended June 30, 2022. Due to the decrease in the Company’s share price subsequent to the filing of the June 30, 2022 Form 10-K and the net loss incurred during the quarter ended September 30, 2022, the Company engaged the same valuation firm to review goodwill for impairment. Based on this review, the Company concluded an impairment loss of $3,060,034 as of September 30, 2022 was required. The impairment amount was determined based on the discounted cash flows with the revised projections reflecting the increase in freight and storage costs in the current interim quarter. The Company also considered the Market Capital Method, which is an alternative market approach, suggested the Company’s goodwill is partially impaired.

During the years ended June 30, 2025 and 2024, the Company engaged an independent third-party valuation firm to perform a qualitative and quantitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of June 30, 2025 and 2024, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at June 30, 2025 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including the intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the years ended June 30, 2025 and 2024.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis. We measure certain non-financial assets on a non-recurring basis, including goodwill. As of June 30, 2025 and 2024, the Company had goodwill of $3,034,110 as follows:

	Total Fair Value	Level 1	Level 2	Level 3
Goodwill	$3,034,110	$–	$–	$3,034,110
Total	$3,034,110	$–	$–	$3,034,110

The fair value of goodwill was determined based on the discounted cash flow method, which is an income approach, which required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that would be used by a market participant, projections of revenues and cash flows, among others.

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

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, including inventory reserves, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset selling and fulfillment expenses. During the years ended June 30, 2025 and 2024, the Company recorded vendor credit of $0 million and $2.48 million, respectively.

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the years ended June 30, 2025 and 2024 were $3,351,814 and $4,271,311, respectively.

Inventory, net

Inventory consists of finished goods ready for sale and is stated at the lower of cost or net realizable value. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of inventory and cost of goods sold any freight incurred to ship the product from its vendors to warehouses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. For the years ended June 30, 2025 and 2024, $0 and $1,756,913 were recorded as deferred offering costs and reclassed to additional paid in capital upon closing of the offering. As of June 30, 2025 and June 30, 2024, there were no deferred offering costs included in the Company’s consolidated balance sheets.

Segment reporting

The Company follows ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. Significant expense categories regularly provided to and reviewed by the CODMs are those presented in the consolidated statements of comprehensive income. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the years ended June 30, 2025 and 2024, sales through Amazon to Canada and other foreign countries were approximately 7.2% and 9.2% of the Company’s total sales. During the year ended June 30, 2025, sales of hydroponic products, including ventilation and grow light systems, was approximately 19% of the Company’s total sales and the remaining 81% consisted of home goods, general gardening, and other products and accessories. During the year ended June 30, 2024, sales of hydroponic products, including ventilation and grow light systems, was approximately 22% of the Company’s total sales and the remaining 78% consisted of general gardening, home goods, and other products and accessories. As of June 30, 2025 and 2024, the Company had approximately $1.0 and $1.9 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security. This standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard have a material impact on its consolidated financial statements.

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

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. As of the date of this report, the option right had been expired and the Company had not exercised the option to purchase additional voting units from Xiao and TPA. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company, that a noncontrolling right that would not be substantive to overcome the majority voting interests held by TPA and Xiao. In January 2023, TPA and Xiao transferred their 60% equity units to a third party without consideration as the LLC was still in development stage and did not have significant operations. The transfer of equity did not have any impact on the LLC’s financial statements.

As a result, the Company owns 40% of the equity interest in Box Harmony with significant influence but does not own a majority equity interest or otherwise control of Box Harmony. The Company accounts for its ownership interest in Box Harmony following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of June 30, 2025 and 2024, the carrying value of the investment in Box Harmony was $13,264 and $27,605.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the years ended June 30, 2025 and 2024, the impact of GSM’s activities were immaterial to the Company’s consolidated financial statements.

United Package NV, LLC

On June 3, 2025, the Company, Custom Cup Factory, Inc., a California corporation (“CCF”), and Yi Yang (“Yang”) entered into the Limited Liability Company Operating Agreement (the “Operating Agreement”) of United Package NV, LLC, a Nevada limited liability corporation (“United Package”).

United Package will focus on the domestic production of packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable, and cost-effective supply chain solutions without reliance on offshore manufacturing. Pursuant to the terms of the Operating Agreement, the Company owns 2,280 Class A Voting Units (as defined in the Operating Agreement) of United Package in consideration for the Company’s contribution of equipment and facility, Yang owns 1,140 Class A Voting Units of the Joint Venture in consideration for Yang’s commitment to manage the business of United Package and CCF owns 1,710 Class A Voting Units of United Package in consideration for CCF’s contribution of its marketing expertise, existing sales channel and customer list.

As a result, the Company owns approximately 44% of the equity interest in United Package with significant influence but does not own a majority equity interest or otherwise control of United Package. The Company accounts for its ownership interest in United Package following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of June 30, 2025, the Company had invested total amount of $371,917 to United Package.

Note 4 – Variable interest entity

Effective February 15, 2022, upon acquisition of Anivia, the Company assumed the contractual arrangements between the WFOE and DHS through a variable interest operating entity structure.

As of June 30, 2025 and 2024, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The carrying amounts of the assets, liabilities and the results of operations of the VIE included in the Company’s consolidated balance sheets and statements of operations and comprehensive income after the elimination of intercompany balances and transactions with the VIE are as follows:

The carrying amount of the VIE’s assets and liabilities were as follows for the years indicated:

	June 30, 2025	June 30, 2024
Cash in bank	$311,852	$222,648
Prepayments and other receivables	$279	$202,904
Rent deposit	$9,772	$72,281
Office equipment, net	$3,562	$12,205
Right of use – noncurrent	$–	$434,034
Accounts payable	$99,544	$381,013
Lease liability	$–	$443,059
Income tax payable	$280,155	$276,158
Other payables and accrued liabilities	$465,990	$514,285

The operating results of the VIE were as follows for the year ended June 30, 2025:

Year Ended
June 30, 2025
Revenue	$–
Net loss after elimination of intercompany transactions	$1,231,686

The operating results of the VIE were as follows for the year ended June 30, 2024:

Year Ended
June 30, 2024
Revenue	$–
Net loss after elimination of intercompany transactions	$4,340,968

For the year ended June 30, 2025, the VIE contributed approximately $2.8 million of revenue and $0.9 million of net loss before elimination. For the year ended June 30, 2024, the VIE contributed approximately $7.1 million of revenue and $0.5 million of net loss before elimination.

Note 5 – Accounts receivable, net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	June 30, 2025	June 30, 2024
Accounts receivable	$8,048,425	$15,095,479
Less: allowance for credit losses	(1,924,417)	(355,386)
Total accounts receivable	$6,124,008	$14,740,093

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$70,000
Allowance recorded during the year ended June 30, 2024	285,386
Balance at June 30, 2024	$355,386
Allowance recorded during the year ended June 30, 2025	1,569,031
Balance at June 30, 2025	$1,924,417

Note 6 – Inventories, net

As of June 30, 2025 and 2024, inventories consisted of finished goods ready for sale, net of allowance for obsolescence, amounted to $8,131,203 and $10,546,273, respectively.

For the years ended June 30, 2025 and 2024, the Company recorded inventory reserve expense of $(335,358) and $88,926, respectively. As of June 30, 2025 and 2024, allowance for obsolescence was $312,468 and $647,825, respectively.

Note 7 – Prepayments and other current assets, net

As of June 30, 2025 and 2024, prepayments and other current assets consisted of the following:

	June 30, 2025	June 30, 2024
Advance to suppliers	$1,787,296	$1,567,528
Prepaid income taxes	19,072	31,496
Prepaid expenses and other receivables	1,304,842	747,510
Less: Allowance for credit losses	–	–

Total	$3,111,210	$2,346,534

Other receivables consisted of delivery fees of $18,699 and $3,995 and receivables from unrelated parties for their use of the Company’s courier accounts at June 30, 2025 and 2024, respectively.

The changes in allowance for credit losses on other receivables are summarized below:

Allowance for Credit Losses
Balance at June 30, 2023	$249,128
Allowance reversed during the year ended June 30, 2024	(249,128)
Balance at June 30, 2024	–
Allowance recorded during the year ended June 30, 2025	–
Balance at June 30, 2025	$–

During the year ended June 30, 2024, the Company collected $249,128 of aged other receivables and recorded a reduction of bad debts expense as a reversal of the allowance of credit losses.

Note 8 – Intangible assets, net

As of June 30, 2025 and 2024, intangible assets, net, consisted of the following:

	June 30, 2025	June 30, 2024
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,590	534,591
Accumulated amortization	(2,191,628)	(1,542,257)
Total	$2,981,328	$3,630,700

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at June 30, 2025 was approximately 5.2 years. The amortization expense for the years ended June 30, 2025 and 2024 was $649,371 and $649,371, respectively. At June 30, 2025, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of 5 to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2026	$649,371
2027	609,277
2028	468,750
2029	345,912
2030	345,912
Thereafter	562,106
$2,981,328

During the year ended June 30, 2025, the Company entered into software development agreements with a third-party developer. In connection with these agreements, the Company made payments of $1.5 million for development fees. As of June 30, 2025, such payments were recorded as a non-current prepayment and are included in Other non-current assets in the accompanying consolidated balance sheet. The related amounts will be reclassified from prepaid assets to intangible assets upon completion and acceptance of the developed software.

Note 9 – Other payables and accrued liabilities

As of June 30, 2025 and 2024, other payables and accrued liabilities consisted of the following:

	June 30, 2025	June 30, 2024
Accrued payables for inventory in transit	$262,570	$1,405,780
Credit cards payable	149,276	231,243
Customer deposit	291,995	313,358
Accrued Amazon fees	76,534	530,456
Sales taxes payable	552,346	442,889
Accrued payroll and related expenses	560,387	585,150
Settlement payable	–	325,000
Other payables	813	51,611

Total	$1,893,921	$3,885,487

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

Below is a summary of the interest expense recorded for the years ended June 30, 2025 and 2024:

	2025	2024
Accrued interest	$244,078	$402,675
Credit utilization fees	57,052	71,332
Amortization of debt discount	125,906	265,219
Total	$427,036	$739,226

As of June 30, 2025, the outstanding amount of the ABL, which was classified as current revolving loan payable, including interest payable, was $3,737,602. As of June 30, 2024, the outstanding amount of the revolving loan payable, net of debt discount and including interest payable, was $5,500,739.

On February 16, 2022, in connection with the acquisition of Anivia Limited, the Company and JPM entered into an amendment to the Pledge and Security Agreement, pursuant to which the Company pledged 65% of its ownership interest in Anivia Limited and its subsidiaries.

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

On November 11, 2022, the Company and JPMorgan entered into a default waiver and consent agreement (the “Waiver Letter”) pursuant to which the parties recognized that the Company was in default on its failure to satisfy the minimum Excess Availability requirement of $7,500,000, as defined in the Credit Agreement, and deliver a certificate to JPMorgan accurately reflecting the Excess Availability (together, the “Existing Defaults”). Under the terms of the Waiver Letter, JPMorgan agreed to waive the right to enforce an event of default based on the aforementioned Existing Defaults. As of June 30, 2024, the Company was in compliance with the ABL covenants. However, as of June 30, 2025, the Company was in default as a result of covenant violations under the ABL facility.

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

Promissory note payable

On February 15, 2022, as part of the consideration for the acquisition of Anivia, the Company issued a two-year unsecured 6% subordinated promissory note, payable in equal semi-annual installments commencing August 15, 2022 (the “Purchase Note”). The principal amount of the Purchase Note was $3.5 million with a fair value of $3.6 million as of February 15, 2022. In October 2022, the Company paid the first installment of $875,000. And in February 2023, the Company paid the second installment of $875,000. In August 2023, the Company paid the third installment of $875,000. In February 2024, the Company paid the fourth installment of $875,000. For the year ended June 30, 2024, the Company recorded accrued interest of $39,429 and amortization of note premium of $31,602. In February 2024, the note premium was fully amortized, and the outstanding balance of the principal and accrued interest of $275,679 was fully paid off. As of June 30, 2025 and 2024, the total outstanding balance of the Purchase Note was $0.

Short-term loans payable

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry, repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the year ended June 30, 2025 and 2024, the Company recorded interest of $0 and $32,911, respectively. As of June 30, 2025, the outstanding balance of the On-demand Loan was fully paid off.

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the year ended June 30, 2024, the Company borrowed $483,599 and recorded interest expense of $7,615. As of June 30, 2024, the outstanding balance of the On-demand Loan 2, including accrued interest of $7,615, was $491,214. As of June 30, 2025, the On-demand Loan 2 had been fully paid off.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of June 30, 2025 and 2024, the outstanding balance of the RP Loan was $0 and $350,000.

Note 11 - Related party transactions

On April 1, 2024, the Company borrowed $350,000 short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 10 above for details.

During the year ended June 30, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. As of June 30, 2025 and June 30, 2024, the total amount due from MII was $0 and $56,406.

On July 8, 2023, the Company entered into an agreement with White Cherry for an on demand loan. See Note 10 above for details.

On June 3, 2025, the Company, Custom Cup Factory, Inc. (“CCF”) and Ms. Yi Yang, our new director appointed on June 6, 2025, entered into the Limited Liability Company Operating Agreement (the “Operating Agreement”) of United Package NV, LLC, a Nevada limited liability corporation (the “Joint Venture”). The Joint Venture will focus on the domestic production of packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable, and cost-effective supply chain solutions without reliance on offshore manufacturing. See Note 3 above for details.

In addition, Ms. Yang’s entity, Pacelor Inc. (“Pacelor”), manages a warehouse and provide fulfillment services for the Company and receives a monthly service fee, which fluctuates from month to month, of approximately $200,000. Ms. Yang is the Founder and Chief Executive Officer of Pacelor. For the year ended June 30, 2025, the Company received $202,922 service from Pacelor after it became the related party of Pacelor on June 6, 2025 and the accounts payable to Pacelor as of June 30, 2025 was 78,831. Ms. Yang’s another entity, Pacelor NV Inc. (“Pacelor NV”) also provides marketing services for the Company. As of June 30, 2025, the outstanding accounts payable to Pacelor NV was $315,019.

Note 12 – Income taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in the People’s Republic of China (“PRC”). Anivia and its subsidiaries were subject to BVI or Hong Kong income taxes but did not have any operations for the year ended June 30, 2025 and 2024. DHS, the operating VIE of Anivia, is considered a Controlled Foreign Corporation (CFC) defined under IRC Sec. 957(a) since the Company indirectly owns more than 50% voting control of DHS as a result of the Transfer Agreement. Therefore, DHS is subject to the Global Intangible Low-Taxed Income Tax (“GILTI”). DHS is subject to 5% tax rate in PRC until December 31, 2027. Since DHS had tested losses during the year ended June 30, 2025 and 2024 and no GILTI tax was recorded for as of June 30, 2025 and 2024, the Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company booked a $6,094,144 of goodwill. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

The income tax provision for the years ended June 30, 2025 and 2024 consisted of the following:

	June 30, 2025	June 30, 2024
Current:
Federal	$–	$–
State	24,367	40,739
Foreign	–	–
Total current income tax provision	24,367	40,739
Deferred:
Federal	(1,023,623)	(317,134)
State	(255,233)	(47,305)
Foreign	–	72,335
Total deferred taxes	(1,278,856)	(292,104)

Total provision for income taxes	$(1,254,489)	$(251,365)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2019 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	June 30, 2025	June 30, 2024
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	5.63%	5.54%
Foreign tax	(3.73)%	(4.94)%
Prior year adjustment and permanent differences	–%	(2.66)%
Others	(2.77)%	(4.92)%
Effective tax rate	20.13%	14.02%

As of June 30, 2025, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $19,073 and $280,155, respectively. As of June 30, 2024, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $31,496 and $276,158, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	June 30,
	2025	2024
Deferred tax assets
263A calculation	$256,568	$291,354
Inventory reserve	83,180	171,942
State taxes	4,844	4,840
Accrued expenses	21,750	155,860
ROU assets / liabilities	95,711	110,391
Net Operation loss	3,081,145	2,190,589
Disallowed interest expense	311,662	258,352
Stock-based compensation	336,394	341,591
Valuation allowance	(118,191)	(64,897)
Others	512,289	40,067
Total deferred tax assets	4,585,352	3,500,089

Deferred tax liabilities
Depreciation	(56,648)	(77,287)
Intangible assets acquired	(804,242)	(977,197)
Total deferred tax liabilities	(860,890)	(1,054,484)

Net deferred tax assets	$3,724,462	$2,445,605

Note 13– Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years presented:

	For the year ended June 30,
	2025	2024
Numerator:
Net income (loss) attributable to iPower Inc.	$(4,968,288)	$(1,528,159)
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$31,445,633	$29,878,196
Earnings per share of ordinary shares - basic and diluted	$(0.16)	$(0.05)

*	Due to the ani-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants and RSUs as the Company had a net loss for the year ended June 30, 2025 and 2024.

*	The computation of diluted EPS did not include the shares underlying the exercise of options granted as none of the options were vested and the exercise price of the options was higher than the market price as of June 30, 2025 and 2024.

*	For the year ended June 30, 2025, 77,454 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic earnings (losses) per share when the shares are fully vested.

*	For the year ended June 30, 2024, 44,285 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic earnings (loss) per share when the shares are fully vested.

Note 14 – Equity

Common Stock

As of June 30, 2025, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

During the year ended June 30, 2025 and 2024, the Company issued 0 and 107,293 shares of restricted common stock for RSUs vested, respectively.

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

Pursuant to the Warrant agreement, except for some fundamental transactions within the Company’s control, in no event shall the Company be required to net cash settle the Warrants. The Company considered and followed the rules and guidelines under ASC 480-10 and ASC 815 and concluded that the Warrants should be classified and recorded as equity. Further, as the warrants were issued as part of the Offering, the relative fair value of the Warrants was included in the gross proceeds and recorded as additional paid-in capital. As of June 30, 2025, none of the warrants had been exercised.

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

As of June 30, 2025 and 2024, there were 31,359,899 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of June 30, 2025 and 2024, respectively, there were no shares of Preferred Stock issued and outstanding.

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

Restricted Stock Unit

Following completion of the IPO on May 11, 2021, pursuant to their letter agreements, the Company awarded 46,546 restricted stock units (“RSUs”) under the Plan to its independent directors, its Chief Financial Officer, and certain other employees and consultants, all of which are subject to certain vesting conditions in the next 12 months and restrictions until filing of a Form S-8 for registration of the shares. The fair value of the RSUs was determined to be based on $5.00 per share, the initial listing price of the Company’s common stock on the grant date. During the year ended June 30, 2025 and 2024, the Company granted additional 88,094 and 62,600 shares of RSUs, respectively. For the year ended June 30, 2025 and 2024, the Company recorded $93,455 and $71,014 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the year ended June 30, 2025 and 2024. As of June 30, 2025 and 2024, the unvested number of RSUs was 13,890 and 3,250 and the unamortized expense was $8,333 and $1,788, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2023	38,793
RSUs granted	62,600	$50,302
RSUs forfeited	–
RSUs vested	(98,143)
RSUs granted, but not vested, at June 30, 2024	3,250
RSUs granted	88,094	$100,000
RSUs forfeited	–
RSUs vested	(77,454)
RSUs granted, but not vested, at June 30, 2025	13,890

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of June 30, 2025, of the 407,608 vested RSUs, 285,869 shares of Common Stock were issued (no shares were issued during the current year), and 121,739 shares were to be issued in the near future. As of June 30, 2024, of the 330,154 vested RSUs, 285,869 shares, including 107,293 shares issued during the current year, of Common Stock were issued, and 44,285 shares were to be issued.

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

The achievement status of the operational milestones as of June 30, 2025 was as follows:

Revenue in Fiscal Year		Operating Income in Fiscal Year
Milestone (in Millions)	Achievement Status	Milestone (in Millions)	Achievement Status

$90	Probable	$6	Probable
$100	Probable	$8	Probable
$125	Probable	$10	Probable
$150	Probable	$12	–
$200	–	$16	–
$250	–	$20	–

The Company evaluated the performance condition and market condition under ASC 718-10-20. The Option Grants are considered an award containing a performance and a market condition and both conditions (in this case at least one of the performance conditions) must be satisfied for the award to vest. The market condition is incorporated into the fair value of the award, and that fair value is recognized over the longer of the implied service period or requisite service period if it is probable that one of the performance conditions will be met. In relation to the four awards deemed probable to vest, the recognition period ranges from five to six years. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed to the extent any expense has been recognized related to such tranche) because the vesting conditions in the award would not have been satisfied.

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

The total fair value of the Option Grants was $3.2 million of which, at June 30, 2025, $1.0 million is deemed probable of vesting.

During the year ended June 30, 2025, the Company reassessed the expected timing of meeting the performance conditions. According to ASC 718-10-55-78, since the number of awards expected to vest and the fair value had changed with the new estimate, the adjustment affected the recognition value and years to vest. Therefore, the Company had reversed $701,807 of the expenses recorded for non-vesting tranches and applied the prospective approach to record adjustment on tranches expected to be vested in future periods. As of June 30, 2025 and 2024, none of the options had vested. For the year ended June 30, 2025 and 2024, the Company recorded $(468,778) and $441,528 of stock-based compensation expense related to the Option Grants. As of June 30, 2025, unrecognized compensation cost related to tranches probable of vesting is approximately $1,032,737 and will be recognized over five years to six years, depending on the tranche.

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

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the year ended June 30, 2025, 355,000 stock options were vested and the Company recorded $362,325 as stock compensation expense. As of June 30, 2025, the unrecognized compensation cost of the 2024 Stock Options was approximately $0.86 million and will be recognized monthly through August 1, 2027.

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

The outstanding warrants held by the Convertible Note investors were reclassified to additional paid in capital as the terms became fixed upon closing of the IPO. Through the term of the warrants, none of the private placement investors exercised any of their warrants and the warrants expired in May 2024. As such, there were no warrants outstanding as of June 30, 2025 and 2024.

Note 16 - Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable.

As of June 30, 2025 and 2024, $1,774,296 and $7,219,296, respectively, were deposited with various financial institutions and financial services companies in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $1.4 million and $5.8 million, respectively, in excess of the FDIC insurance limit, as of June 30, 2025 and 2024.

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

Customer and vendor concentration risk

For the years ended June 30, 2025 and 2024, Amazon Vendor and Amazon Seller customers accounted for 82% and 90% of the Company's total revenues, respectively. As of June 30, 2025 and 2024, accounts receivable from Amazon Vendor and Amazon Seller accounted for 72% and 91% of the Company’s total accounts receivable.

For the year ended June 30, 2025, two suppliers accounted for 14% and 11% of the Company's total purchases, respectively. For the year ended June 30, 2024, one supplier accounted for 10% of the Company's total purchases, respectively. As of June 30, 2025 and 2024, accounts payable to one supplier accounted for 10% and 36% of the Company’s total accounts payable, respectively.

Note 17 - Leases

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

On February 15, 2022, upon completion of the acquisition of Anivia Limited, the Company assumed an operating lease for offices located in the People’s Republic of China. In July 2023, the Company renewed the lease contract for its existing office plus additional office space. The lease term is for three years expiring on July 14, 2026. The total base rental fee for these offices is approximately $19,406 per month. In September 2024, the Company terminated the lease of office space in Shenzhen China and incurred termination costs of approximately $143,000, which was recorded as rental expense for the year ended June 30, 2025.

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

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee is $56,000 to $59,410 per month through April 30, 2025. As of June 30, 2025, the lease had been terminated.

In September 2024, DHS entered into a sublease agreement with a third-party entity for office space in Shenzhen. The lease term is for one year from October 1, 2024 to September 30, 2025. The lease is treated as a short-term lease and the base rental fee is approximately $10,000 per month.

The operating lease right-of-use assets and operating lease liabilities as of June 30, 2025 and 2024 were as follows:

Years Ended June 30, 2025 and 2024:

Lease cost	6/30/2025	6/30/2024
Operating lease cost (included in G&A in the Company's statement of operations)	$2,083,235	$2,716,705
Short-term lease expenses	85,954	54,258

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,216,896	$2,644,838
Remaining term in years	2.92	0.08 – 3.92
Average discount rate - operating leases	5%	5 - 8%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	6/30/2025	6/30/2024
Right of use asset - non-current	$3,915,539	$6,124,163

Lease Liability – current	1,361,111	2,039,301
Lease Liability - non-current	2,913,967	4,509,809
Total operating lease liabilities	$4,275,078	$6,549,110

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2026	$1,533,918
2027	1,586,572
2028	1,459,409
Less: Imputed interest/present value discount	(304,821)
Present value of lease liabilities	$4,275,078

Note 18 - Commitments and contingencies

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

In addition, in February 2022, the Russian Federation began conducting military operations against Ukraine, and in October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces began, both of which have since escalated into prolonged wars. While we do not do business in those regions, the military conflicts in Ukraine and in Israel have resulted in global economic uncertainty and increased the cost of various commodities. In response to these types of events, should they directly impact our supply chain or other operations, we may experience or be exposed to supply chain disruptions which could cause us to seek alternate sources for product supply or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations. Although, it is difficult to predict the impact that these factors may have on our business in the future, we have experienced a delay in, as well as an increase in costs in shipping, thus resulting in reduced profits. In addition, supply chain disruptions may put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

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

Note 19 - Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Other than the material subsequent events disclosed above in the notes to financial statements and below, no other material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

On August 4, 2025, the Company, through its wholly-owned subsidiary, Dayourenzai (Shenzhen) Technology Co, Ltd. (“DYRZ”), a company organized under the laws of the People’s Republic of China (“PRC”), entered into an agreement (the “VIE Contract Termination Agreement”) with the Company’s variable interest entity, Daheshou (Shenzhen) Information Technology Co., Ltd. (“DHS”), a company organized under the laws of the PRC, and its registered shareholders. DHS had previously been consolidated into the Company’s financial statements as a variable interest entity pursuant to certain contractual arrangements (the “VIE Agreements”), which allowed DYRZ to exercise effective control over DHS. Following entry into the VIE Contract Termination Agreement, DYRZ no longer owns, operates or controls DHS and Company-related services and activities previously conducted by DHS will now be performed by the Company and other contractors, as needed, as part of an effort to streamline operations and improve structural efficiency.

Historically, DHS has been principally engaged in effectuating part of the Company’s PRC sales, supply chain, merchandizing and distribution services. However, in recent years the Company has improved efficiency and gradually transitioned much of the services performed by DHS to the Company and other contractors. As such, the termination of the VIE structure reflects a strategic move toward operational simplification and is not expected to have a material effect on the Company’s business and/or revenue streams being generated out of the PRC.

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

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of June 30, 2025, our internal control over financial reporting was not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

HTL International, LLC, our independent registered public accounting firm, is not required to and has not provided an assessment of the design or effectiveness of our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
Chenlong Tan	42	Chairman, Chief Executive Officer, President, and Director
Yue Guo	38	Independent Director
Hanxi Li	38	Independent Director
Bennet Tchaikovsky	56	Independent Director
Yi Yang	39	Director

Chenlong Tan. Mr. Tan cofounded our Company in 2018 and is the Chairman, Chief Executive Officer and President. He has held the position of Chief Executive Officer since April 2018 and assumed the positions of Chairman, President and Interim Chief Financial Officer in January 2020. Mr. Tan held the position of Interim Chief Financial Officer until January 2021. From 2010 until 2018, Mr. Tan was the cofounder, Chief Executive Officer and Chief Information Officer at our predecessor, BizRight LLC, where he built the business from the ground up to achieve $20 million in sales through data driven development. From 2002 until 2010, Mr. Tan served as a Solution Architect and Senior Software Engineer at various companies, where he took a lead role, managing consultants, business architects and project managers, in working with healthcare companies in completing scoping requirements, solution gathering and project management, among other things. Mr. Tan received his B.Sc. at the University of Auckland in New Zealand, where he graduated with honors.

Yue Guo. Ms. Guo was appointed to serve as a director on our board of directors on May 8, 2025. Ms. Guo is a seasoned technology and developer marketing expert with 14 years of experience in the IT and internet industry, specializing in community building, product management, and strategic content operations. Currently a Senior Developer Marketing Manager at Amazon Web Services (AWS) China since May 2021, Ms. Guo has successfully led the establishment of the China Developer Center, achieving 1.2 million annual engagements and onboarding 30,000 new developers within the first year. Before AWS, Ms. Guo was the Head of Developer Market at JD Cloud Technology, from October 2018 to May 2021, where they scaled a developer community to 10 million annual users, generated over 1,000 technical content pieces annually, and established key partnerships with universities and tech foundations. At Baidu, Ms. Guo led the Apollo developer community, building the world’s largest autonomous driving community with over 100,000 developers and launching a globally recognized autonomous driving curriculum in partnership with top universities. A recognized leader in the tech community, Ms. Guo has been an advisory member at OpenSourceCommunity and an expert committee member at the China Open Source Promotion Union (COPU). They are also a member of the China Computer Federation (CCF) Programmer Culture Committee and have represented AWS China in the LF AI & Data community. Ms. Guo’s core strengths include product strategy, content operations, community growth, and developer relations, with a proven track record of driving strategic initiatives that foster engagement, brand visibility, and technical partnerships across major tech ecosystems. We believe that Ms. Guo’s extensive experience in computer science and software will benefit the Company’s business and operations and make them a valuable member of the board of directors.

Hanxi Li. Ms. Li was appointed to serve as a director on our board of directors on December 23, 2021 and serves as chair of our compensation committee. Ms. Li has more than a decade of marketing experience working with Fortune 50 companies and international conferences. Since 2019, Ms. Li has served as Vice President of Marketing for Elegantz Productions LLC. In this role, she executed branding and marketing campaigns targeting the United States region for Sequoia Capital and Xiaomi. She also formed a long-term partnership with ByteDance Ltd. and Ciwen Media. From 2017 to 2018, she was the marketing director of the Company’s predecessor, Bizright LLC, where she was in charge of the company’s branding and marketing strategies, including the expansion of the company’s social media marketing. From 2013 to 2016, Ms. Li was a partner at a private video studio where she worked with top companies across industries, including Bluefocus, and executed a performance project in the China National Olympic Park. From 2011 to 2014, as publicity supervisor for the China National Convention Center, Ms. Li led efforts for branding and media channels for national and international meetings. Her long track record as a successful marketing leader makes her ideally suited to serving as a member of our board of directors.

Bennet Tchaikovsky. Mr. Tchaikovsky serves as a member of our board of directors, a position he has held since May 2021, following completion of our initial public offering, and serves as chair of the audit committee. Since August 2014, Mr. Tchaikovsky has been a full-time professor at Irvine Valley College. From January 2022 to June 2024, Mr. Tchaikovsky served as a part-time accounting instructor at California State University, Fullerton. From January 2020 through December 2021, Mr. Tchaikovsky served as a member of the board of directors for Oriental Culture Holding Group, Ltd. (Nasdaq: OCG). From February 2021 through July 2022, Mr. Tchaikovsky served as a member of the board of directors for Industrial Human Capital, Inc. (NYSE: AXH). From September 2020 through December 2021, Mr. Tchaikovsky served as a part-time accounting instructor at Long Beach City College. From August 2018 to May 2019, Mr. Tchaikovsky was a part-time instructor at Chapman University. From November 2013 to August 2019, Mr. Tchaikovsky served as a board member and chairman of the audit committee of Ener-Core, Inc. (OTCMKTS: ENCR). From August 2013 to May 2014, Mr. Tchaikovsky was a part-time faculty member of Irvine Valley College and a part-time faculty member of Pasadena City College. Mr. Tchaikovsky has served as a director on the board of directors of China Jo-Jo Drugstores, Inc. (NASDAQ: CJJD) from August 2011 to January 2013 and as its chief financial officer from September 2009 to July 2011. From April 2010 to August 2013, Mr. Tchaikovsky served as chief financial officer of VLOV, Inc. From May 2008 to April 2010, Mr. Tchaikovsky served as chief financial officer of Skystar Bio-Pharmaceutical Company. From March 2008 to November 2009, Mr. Tchaikovsky served as a director on the board of directors of Ever-Glory International Group (Nasdaq: EVK), where he served as chairman of the audit committee and was a member of the compensation committee. From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc. Mr. Tchaikovsky received his Juris Doctorate degree from Southwestern Law School in December 1996 and his Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara in August 1991. Mr. Tchaikovsky is an actively licensed Certified Public Accountant in California and is an actively licensed member of the California State Bar. We believe that Mr. Tchaikovsky’s extensive experience in accounting and business will benefit the Company’s business and operations and make him a valuable member of the board of directors and its committees.

Yi Yang. Ms. Yang was appointed to serve as a director on our board of directors on June 6, 2025. Ms. Yang has served as the Founder and Chief Executive Officer of Custom Cup Factory, Inc. since 2020 and as the Founder and Chief Executive Officer of Pacelor since 2022. From 2017 until 2018, Ms. Yang was founder and operator of Lebonbon, a boutique catering and event service company specializing in desserts, beverages, and party/event execution. From 2010 until 2014, Ms. Yang was a personnel specialist with the United States Navy, where she managed personnel records, advancement testing and military benefits, among other duties. We believe that Ms. Yang’s extensive experience in packaging, wholesale and logistics will benefit the Company’s business and operations and make Ms. Yang a valuable member of the board of directors.

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

Audit Committee. Our Audit Committee consists of three independent directors. The members of the Audit Committee are Mr. Tchaikovsky, Ms. Guo and Ms. Li. The Audit Committee consists exclusively of directors who are financially literate and Mr. Tchaikovsky serves as chair of the Audit Committee. As a licensed certified public accountant, Mr. Tchaikovsky is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations.

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

Compensation Committee. Our Compensation Committee consists of three independent directors. The members of the Compensation Committee are Ms. Li, Mr. Tchaikovsky and Ms. Guo. Ms. Li serves as the chair of the Compensation Committee. The committee has primary responsibility for:

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

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Mr. Guo, Ms. Li and Mr. Tchaikovsky. Ms. Guo serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended June 30, 2025, except for the following:

Name	Late Reports	Transactions Covered	Number of Shares
Hanxi Li	Form 4	COMMON STOCK	23,809
Bennet Tchaikovsky	Form 4	COMMON STOCK	23,809
Kevin Liles*	Form 4	COMMON STOCK	23,809

*Kevin Liles served on the board through May 8, 2025, at which time he was replaced by Ms. Yue Guo.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the years ended December 31, 2025 and December 31, 2024 were Chenlong Tan and Kevin Vassily.

Summary Compensation Table

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of June 30, 2025, for services rendered in all capacities to us for the fiscal years ended June 30, 2025 and 2024.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Chenlong Tan	2025	264,000	–	362,325	62,647(1)	688,972
Chairman, Chief Executive Officer, President and Interim Chief Financial Officer	2024	264,000	–	–	62,647(1)	326,647

Kevin Vassily	2025	220,000	–	–	–	220,000
Former Chief Financial Officer(2)	2024	240,000	–	–	–	240,000

_________________________

(1)	Consists of the costs of leasing a car.
(2)	Mr. Vassily resigned as the Company’s Chief Financial Officer on May 31, 2025, at which time Mr. Tan assumed the position of Interim Chief Financial Officer.

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

Employment Agreement with Kevin Vassily

On January 29, 2021, we entered into an employment agreement with our Chief Financial Officer, Kevin Vassily. Under Mr. Vassily’s employment agreement, Mr. Vassily receives base compensation of $240,000, is entitled to an annual guaranteed bonus of $60,000 upon achievement of certain milestones and up to an additional $60,000 annually in the sole discretion of the Company’s board of directors. Mr. Vassily is also entitled to 12,000 restricted stock units upon completion of our IPO. Thereafter, stock grants will be adjusted based on the awards from each prior year. Mr. Vassily is not entitled to any severance rights under his employment agreement and may be terminated upon 30 days’ written notice by either party. On May 21, 2025, Mr. Vassily announced that he would be resigning from the Company, effective May 31, 2025. At such time, Mr. Tan assumed the position of interim Chief Financial Officer.

Outstanding Equity Awards

Outstanding Equity Awards at June 30, 2025

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2025.

		Options				Restricted Stock Unit Awards
Name	Grant Date	Number of securities Underlying Options (#) Vested	Number of Securities Underlying Options (#) Unvested	Option Exercise Price ($)	Option Expiration date	Number of Securities Underlying RSUs (#) Vested	Number of Securities Underlying RSUs(#) Unvested
Chenlong Tan	5/13/2022	0	3,000,000	$1.12	5/12/2032	–	–
	8/29/2024	355,000	845,000	$1.43	8/28/2034

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board of directors. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended June 30, 2025.

Name	Fees Earned or Paid in Cash ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Bennet Tchaikovsky	$30,000	$30,000	$–	$60,000
Kevin Liles (1)	$21,875	$30,000	$–	$55,000
Hanxi Li	$25,000	$30,000	$–	$55,000
Yue Guo (1)	$–	$–	$–	$–
Yi Yang (2)	$–	$–	$–	$–

 _______________________

(1)	Mr. Liles resigned as a director on May 8, 2025 at which time the Board appointed Yue Guo to serve as independent director.
(2)	Ms. Yang was appointed to the Board effective June 6, 2025. Ms. Yang does not receive cash or stock compensation for her service on the board as she does not qualify as an independent director.

Our independent directors each receive (i) $25,000 annual cash compensation, payable in equal quarterly installments, and (ii) $30,000 in restricted stock units (“RSUs”), which were issued pursuant to our 2020 Amended Equity Incentive Plan. The RSUs vest monthly in 12 substantially equal installments. In addition, the chairman of our audit committee is entitled to receive an additional $5,000 annual retainer for his additional responsibilities, which retainer will be payable in equal quarterly installments. Directors will also be reimbursed for reasonable expenses incurred in connection with the performance of their duties. No compensation has been awarded to any directors who were not executive officers for the fiscal years ended June 30, 2025 and 2024.

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

In addition to the RSU grants referenced above, on May 13, 2022, the Company granted stock options (the “Option Grants”) in the amount of (i) 3,000,000 shares to Chenlong Tan, our Chief Executive Officer and (ii) 330,000 shares to Kevin Vassily, our Chief Financial Officer. The Option Grants have an exercise price of $1.12 per share (the closing price on the grant date) and have a term of 10 years, will vest in stages upon the Company’s achievement of certain pre-determined market capitalization and revenue or operating income targets set forth in the grant agreements. Upon Mr. Vassily’s resignation, stock options for 330,000 shares granted to him had been forfeited.

On August 29, 2024, the Company granted 1,200,000 shares of stock options (the “2024 Stock Options”) to Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The options have an exercise price of $1.43 per share (which is 110% of the Fair Market Value of the stock on the grant date). The 2024 Stock Options have a term of 10 years and will vest as follows: 30,000 2024 Stock Options vested on the grant date (August 29, 2024), and 32,500 2024 Stock Options will vest on the first day of each month from September 1, 2024, to August 1, 2027.

During the fiscal year ended June 30, 2025, the Company granted an additional 88,094 RSUs to our directors and employees.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a Quarterly Report on Form 10-Q or our Annual Report on Form 10-K or the filing or furnishing of a Current Report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of October 9, 2025 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executives as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 31,493,686 shares of common stock outstanding as of October 9, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within sixty (60) days of, the date of this prospectus. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o iPower Inc., 8798 9th Street, Rancho Cucamonga, CA 91730.

Name of Beneficial Owner	No. of Shares Common Stock Beneficially Owned	Total Percentage of Common Stock Owned
Chenlong Tan (1)	8,558,334	27.2%
Yue Guo (2)	2,778	* %
Hanxi Li (3)	88,749	* %
Bennet Tchaikovsky (4)	79,409	* %
Yi Yang (5)	–	–
All Officers and Directors (5 Persons)	8,729,270	27.7%

Beneficial Owners of more than 5%
Allan Huang (6)	7,752,500	24.6%
White Cherry Limited (7)	3,083,700	9.8%

__________________________

*	Less than 0.1%
(1)	Chenlong Tan is our co-Founder, Chairman, Chief Executive Officer and President. Mr. Tan’s holding consists of (i) 4,073,334 shares directly held by Mr. Tan; (ii) 4,000,000 shares held by a trust for the benefit of Mr. Tan and certain of his family members, and (iii) 485,000 shares of options vested. The aforementioned holdings do not include options to purchase 3,682,500 shares of common stock which remain subject to certain vesting conditions.
(2)	Ms. Guo is a member of our board of directors. Her holdings consist of (i) 2,778 shares of common stock and (ii) 13,889 RSUs which remain subject to vesting.
(3)	Ms. Li is a member of our board of directors. Her holdings consist of (i) 88,749 shares of common stock and (ii) 12,046 RSUs which remain subject to vesting.
(4)	Mr. Tchaikovsky is a member of our board of directors. His holdings consist of (i) 79,409 shares of common stock and (ii) 24,093 RSUs which remain subject to vesting.
(5)	Ms. Yang is a member of our board of directors.
(6)	Allan Huang is our co-Founder and a consultant and was previously our Chief Executive Officer, President and a director.
(7)	White Cherry Limited was the former owner of our subsidiary in Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

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

On April 27, 2021, Mr. Chenlong Tan, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer and a beneficial owner more than 5% of our common stock, agreed to reimburse us for any judgments, fines and amounts paid or actually incurred by us or an indemnitee in connection with such legal action or in connection with any settlement agreement entered into by us or an indemnitee up to a maximum of $3.5 million in the aggregate, with the sole source of funding of such reimbursement to come from sales of shares then owned by Mr. Tan, against any damages that the Company may owe Boustead Securities, LLC (“Boustead”) or the underwriters, should Boustead be successful in any action against the Company related to the Company’s initial public offering. On June 18, 2024, Mr. Tan, along with co-founder and stockholder Allan Huang, satisfied this obligation by returning a total of 541,667 shares to the Company’s treasury, to reimburse the Company for a $1.3 million settlement with Boustead.

On July 8, 2023, the Company entered into an agreement with White Cherry Limited (“White Cherry”), a BVI company owned by the former owner of DHS, for an on-demand, unsecured and subordinated loan (“On-demand Loan”). Pursuant to the agreement, White Cherry agreed to loan the Company the amount requested. The On-demand Loan bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1% per annum. The On-demand Loan is due in 30 days upon receipt of White Cherry’s notice of repayment. On July 16, 2023, the Company borrowed $2,000,000 from White Cherry, repaid $1 million on July 31, 2023 and $1 million on January 31, 2024. For the years ended June 30, 2025 and 2024, the Company recorded interest of $0 and $32,911. As of June 30, 2025, the outstanding balance of the On-demand Loan was fully paid off.

During the period ended June 30, 2024, the Company started selling products through MII Strategy Inc. (“MII”), a company owned by the Company’s CEO, Mr. Chenlong Tan. As of June 30, 2025 and 2024, the total amount due from MII was $0 and $56,406.

On April 1, 2024, the Company borrowed $350,000 short-term loan (“RP Loan”) from an entity owned by Mr. Allan Huang, one of the majority stockholders of the Company. The RP Loan bears no interest and is due upon receipt of request of repayment. As of June 30, 2025 and 2024, the outstanding balance of the RP Loan was $0 and $350,000.

On June 3, 2025, the Company, Custom Cup Factory, Inc. (“CCF”) and Ms. Yi Yang, our director, entered into the Limited Liability Company Operating Agreement (the “Operating Agreement”) of United Package NV, LLC, a Nevada limited liability corporation (the “Joint Venture”). The Joint Venture will focus on the domestic production of packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable, and cost-effective supply chain solutions without reliance on offshore manufacturing. Pursuant to the terms of the Operating Agreement, the Company owns 2,280 Class A Voting Units (as defined in the Operating Agreement) of the Joint Venture in consideration for the Joint Venture’s use of the Company’s equipment and facility, Ms. Yang owns 1,140 Class A Voting Units of the Joint Venture in consideration for Ms. Yang’s commitment to manage the business of the Joint Venture and CCF owns 1,710 Class A Voting Units of the Joint Venture in consideration for CCF’s contribution of its marketing expertise, existing sales channel and customer list. The Joint Venture will be managed by the Company, CCF and Ms. Yang. Ms. Yang is the Founder and Chief Executive Officer of CCF.

In addition, Ms. Yang’s entity, Pacelor Inc. (“Pacelor”), manages a warehouse and provide fulfillment services for the Company and receives a monthly service fee, which fluctuates from month to month, of approximately $200,000. Ms. Yang is the Founder and Chief Executive Officer of Pacelor. For the year ended June 30, 2025, the Company received $202,922 service from Pacelor after it became the related party of Pacelor on June 6, 2025 and the accounts payable to Pacelor as of June 30, 2025 was 78,831. Ms. Yang’s another entity, Pacelor NV Inc. (“Pacelor NV”) also provides marketing services for the Company. As of June 30, 2025, the outstanding accounts payable to Pacelor NV was $315,019.

Independence of the Board of Directors

As required under the listing standards of The Nasdaq Stock Market, LLC (Nasdaq), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board of directors consults with our outside counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

The Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, the Board has determined that Mr. Bennet Tchaikovsky, Ms. Hanxi Li and Ms. Yang Guo do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in “Certain Relationships and Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2025 and 2024, rendered by HTL International, LLC, the Company’s current independent registered public accounting firm, and UHY LLP, the Company’s prior independent registered public accounting firm.

	HTL International, LLC		UHY LLP
	Fiscal year ended June 30,		Fiscal year ended June 30,
	2025	2024	2025	2024
Audit fees [1]	$–	–	313,467	$316,066
Audit-related fees [2]	–	–	–	–
Tax fees	–	–	–	–
All other fees	–	–	–	–
Total fees	$–	–	313,467	$316,066

_________________________

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Third Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 11, 2025).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed February 2, 2021).
4.2	Form of Warrant (incorporated by Reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 18, 2024).
10.1	2020 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.2	Form of Sublease Agreement, dated as of December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed February 2, 2021).
10.3	Asset Purchase Agreement, dated December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by Reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed February 2, 2021).
10.4	Loan and Security Agreement, dated May 3, 2019, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed February 2, 2021).
10.5	Consulting Agreement, dated February 1, 2020, between BZRTH, Inc. and Allan Huang (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
10.6	Note for PPP Loan, dated April 13, 2020, issued to Royal Business Bank (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed February 1, 2021).
10.7	Loan Authorization and Agreement, dated April 18, 2020, between BZRTH, Inc. and U.S. Small Business Administration (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 1, 2021).
10.8	Employment Agreement, dated July 1, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed February 2, 2021).
10.9	Exclusive Business Cooperation Agreement, dated September 4, 2020, between iPower Inc. and Global Product Marketing Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed February 2, 2021).
10.10	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Allan Huang (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed February 2, 2021).
10.11	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed February 2, 2021).
10.12	Amended and Restated Exclusive Business Cooperation Agreement, dated October 26, 2020, between iPower Inc. and E Marketing Solution Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed February 2, 2021).
10.13	Receivables Purchase Agreement, dated November 16, 2020, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed February 2, 2021).

10.14	Form of Subscription Agreement for Series A Preferred Stock Offering (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed February 2, 2021).
10.15	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Bennet Tchaikovsky (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed February 2, 2021).
10.16	Form of Subscription Agreement for 6% Convertible Note and Warrants (incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1 filed February 2, 2021).
10.17	Convertible Note, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed February 2, 2021).
10.18	Convertible Note, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed February 2, 2021).
10.19	Indemnification Agreement, dated as of April 27, 2021, by and among iPower Inc. and D.A. Davidson & Co., Roth Capital Partners, LLC and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.20	Indemnification and Lock-Up Agreement, dated as of April 27, 2021, entered into by Chenlong Tan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.21	E Marketing Solutions Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Shanshan Huang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2021).
10.22	Global Products Marketing Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 21, 2021).
10.23	Lease Agreement, dated July 28, 2021, between iPower Inc. and 9th and Vineyard LLC (incorporated by reference to Exhibit 10.1 to the Current Report filed August 2, 2021).
10.24	Form of Credit Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.25	Form of Trademark Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.26	Form of Pledge and Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.27	Joint Venture Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 20, 2022).
10.28	Box Harmony LLC Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 20, 2022).
10.29	Facility and Use Access Agreement (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 20, 2022).
10.30	Consulting Agreement (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 20, 2022).
10.31	License Agreement (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed January 20, 2022).
10.32	Director Offer Letter (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed January 20, 2022).

10.33	Joint Venture Agreement, dated February 10, 2022, between iPower Inc., Bro Angel LLC, Jie Shan and Bing Luo (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 14, 2022).
10.34	Amended & Restated Limited Liability Company Operating Agreement of Global Social Media LLC, dated February 10, 2022, between Global Social Media LLC, iPower Inc., and Bro Angel LLC (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2022).
10.35	Intellectual Property License Agreement, dated February 10, 2022, between Bro Angel LLC and Global Social Media LLC (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2022).
10.36	Share Transfer Agreement, dated February 15, 2022, between iPower Inc., White Cherry Limited, Li Zanyu, Xie Jing, Anivia Limited, Fly Elephant Limited, Dayou Renzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2022).
10.37	Exclusive Business Cooperation Agreement, dated December 15, 2021, between Dayaorenzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 22, 2022).
10.38	Exclusive Equity Interest Pledge Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2022).
10.39	Exclusive Option Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 22, 2022).
10.40	Power of Attorney of Li Zanyu, dated December 15, 2021 (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 22, 2022).
10.41	JP Morgan Chase Consent Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 22, 2022).
10.42	Amendment to Pledge and Security Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.8 to the Current Report on Form 8-K filed February 22, 2022).
10.43	Employment Contract, dated February 15, 2022, between Dayao Renzai (Shenzhen) Technology Co., Ltd. and Li Zanyu (incorporated by Reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 22, 2022).
10.44	Second Amendment to the Credit Agreement, dated October 7, 2022, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 13, 2022).
10.45	Amendment to Subordination Agreement, dated October 7, 2022, between White Cherry Limited and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 13, 2022).
10.46	Form of Pledge Agreement between iPower Inc., Chenlong Tan and Allan Huang (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 9, 2024).
10.47	Form of Placement Agency Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2024).

10.48	Form of Purchase Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 18, 2024).
10.49	Third Amendment to the Credit Agreement, dated November 8, 2024, by and between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2024).
10.50	Director Offer Letter, dated May 7, 2025, between iPower Inc. and Yue Guo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2025).
10.51	Limited Liability Company Operating Agreement, dated June 3, 2025, among United Package NV, LLC and the Members named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2025).
10.52	Director Offer Letter, dated June 5, 2025, between iPower Inc. and Yi Yang. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2025).
10.53	VIE Contract Termination Agreement, dated August 4, 2025, by and between Dayourenzai (Shenzhen) Technology Co. Ltd., Daheshou (Shenzhen) Information Technology Co. Ltd., Xiaoyun Liu and Jing Xie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 12, 2025).
10.54	Form of Amendment No. 1 to United Package NV LLC Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2025).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
19.1	Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Current Report filed on September 9, 2025).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Quarterly Report on Form 10-Q filed on May 15, 2025)
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive-Based Compensation Recovery (Clawback) Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 1, 2023)
99.1*	Earnings Press Release dated October 9, 2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

iPOWER INC.

	By:	/s/ Chenlong Tan
Chenlong Tan
Chairman of the Board of Directors,
Chief Executive Officer, President and Interim Chief Financial Officer
Date: October 9, 2025		Principal Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chenlong Tan	Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer	October 9, 2025
Chenlong Tan	(principal executive officer and principal financial and accounting officer)

/s/ Bennet Tchaikovsky	Director	October 9, 2025
Bennet Tchaikovsky

/s/ Yue Guo	Director	October 9, 2025
Yue Guo

/s/ Hanxi Li	Director	October 9, 2025
Hanxi Li

/s/ Yi Yang	Director	October 9, 2025
Yi Yang

