Form 10-Q
period 2025-09-30
iPower Inc.
filed 2025-11-14
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-40391

iPower Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5144171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock on November 14, 2025 was 1,049,799.

iPower Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2025 and June 30, 2025

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$903,975	$2,007,890
Accounts receivable, net	5,106,192	6,124,008
Inventories, net	4,332,605	8,131,203
Prepayments and other current assets, net	1,491,528	3,111,210
Total current assets	11,834,300	19,374,311

Non-current assets
Right of use assets - non-current	3,603,165	3,915,539
Property and equipment, net	350,972	390,349
Deferred tax assets, net	3,916,706	3,724,462
Goodwill	3,034,110	3,034,110
Investment in joint ventures	678,706	385,180
Intangible assets, net	2,818,986	2,981,328
Other non-current assets	2,355,349	1,837,488
Total non-current assets	16,757,994	16,268,456

Total assets	$28,592,294	$35,642,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	3,603,377	7,180,009
Other payables and accrued liabilities	1,176,041	1,893,921
Lease liabilities - current	1,389,834	1,361,111
Short-term loan payable - related party	500,000	–
Revolving loan payable, net	1,449,438	3,737,602
Income taxes payable	–	280,155
Total current liabilities	8,118,690	14,452,798

Non-current liabilities
Lease liability - non-current	2,556,104	2,913,967

Total non-current liabilities	2,556,104	2,913,967

Total liabilities	10,674,794	17,366,765

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and June 30, 2025	–	–
**Common stock, $0.001 par value; 180,000,000 shares authorized; 1,049,790 and 1,045,330 shares issued and outstanding at September 30, 2025 and June 30, 2025	1,050	1,045
Additional paid in capital	33,631,399	33,481,201
Accumulated deficits	(15,732,537)	(15,198,889)
Non-controlling interest	(47,462)	(47,462)
Accumulated other comprehensive loss (income)	65,050	40,107
Total stockholders' equity	17,917,500	18,276,002

Total liabilities and stockholders' equity	$28,592,294	$35,642,767

**	Unless otherwise indicated, all shares of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 14 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30,
	2025	2024
REVENUES
Product sales	$10,484,661	$18,275,412
Service income	1,532,806	733,109
Total revenues	12,017,467	19,008,521

COST OF REVENUES
Product costs	5,878,262	9,917,448
Service costs	1,332,681	603,176
Total cost of revenues	7,210,943	10,520,624

GROSS PROFIT	4,806,524	8,487,897

OPERATING EXPENSES:
Selling and fulfillment	5,180,190	5,914,808
General and administrative	1,321,513	5,319,523
Total operating expenses	6,501,703	11,234,331

LOSS FROM OPERATIONS	(1,695,179)	(2,746,434)

OTHER INCOME (EXPENSE)
Interest expenses	(61,719)	(139,962)
Loss on equity method investments	–	(919)
Loss on deconsolidation of VIE	(39,624)	–
Other non-operating income	799,290	218,686
Total other income, net	697,947	77,805

LOSS BEFORE INCOME TAXES	(997,232)	(2,668,629)

PROVISION FOR INCOME TAX BENEFIT	(463,584)	(636,512)
NET LOSS	(533,648)	(2,032,117)

Non-controlling interest	–	(2,836)

NET LOSS ATTRIBUTABLE TO IPOWER INC.	$(533,648)	$(2,029,281)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	24,943	(55,054)

COMPREHENSIVE LOSS ATTRIBUTABLE TO IPOWER INC.	$(508,705)	$(2,084,335)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic**	1,049,595	1,047,240

Diluted**	1,049,595	1,047,240

LOSSES PER SHARE
Basic	$(0.51)	$(1.94)

Diluted	$(0.51)	$(1.94)

**	Unless otherwise indicated, all share of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 14 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2025 and 2024

	**Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive income
	Shares	Amount	Capital	Deficit)	interest	(loss)	Total
Balance, June 30, 2025	1,045,330	$1,045	$33,481,201	$(15,198,889)	$(47,462)	$40,107	$18,276,002
Net loss	–	–	–	(533,648)	–	–	(533,648)
Stock-based compensation	–	–	150,203	–	–	–	150,203
Restricted shares issued for vested RSUs	4,460	5	(5)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	24,943	24,943
Balance, September 30, 2025, Unaudited	1,049,790	$1,050	$33,631,399	$(15,732,537)	$(47,462)	$65,050	$17,917,500

Balance, June 30, 2024	1,045,330	$1,045	$33,494,199	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033
Net loss	–	–	–	(2,029,281)	(2,836)	–	(2,032,117)
Stock-based compensation	–	–	205,960	–	–	–	205,960
Foreign currency translation adjustments	–	–	–	–	–	(55,054)	(55,054)
Balance, September 30, 2024, Unaudited	1,045,330	$1,045	$33,700,159	$(12,259,882)	$(41,040)	$(265,460)	$21,134,822

**	Unless otherwise indicated, all share of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 14 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30, 2025 and 2024
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(533,648)	$(2,032,117)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	198,203	196,558
Inventory reserve	58,453	288,474
Credit loss reserve	49,713	1,475,594
Loss on equity method investment	–	919
Stock-based compensation expense	150,203	205,960
Gain on foreign currency exchange rates	–	(182,188)
Loss on deconsolidation of VIE	39,624	–
Amortization of operating lease right of use assets	312,374	522,538
Amortization of debt premium / discount and non-cash financing costs	–	66,305
Change in operating assets and liabilities
Accounts receivable	968,103	986,317
Inventories	3,740,145	1,589,302
Deferred tax assets	(192,244)	(644,920)
Prepayments and other current assets, net	1,619,401	(619,099)
other non-current assets	65,772	132,841
Accounts payable	(3,476,465)	(2,874,417)
Other payables and accrued liabilities	(703,876)	4,034
Operating lease liabilities	(329,140)	(541,549)
Income taxes payable	(280,155)	9,805
Net cash provided by (used in) operating activities	1,686,463	(1,415,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of VIE	(160,113)	–
Investment in joint venture	(293,526)	–
Prepayments for software development	(583,633)	(202,140)
Net cash used in investing activities	(1,037,272)	(202,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering cost settlement	–	(325,000)
Proceeds from short-term loans - related party	500,000	–
Payments on short-term loans - related party	–	(483,599)
Proceeds from revolving loan	921,974	1,500,000
Payments on revolving loan	(3,200,000)	(4,000,000)
Net cash used in financing activities	(1,778,026)	(3,308,599)

EFFECT OF EXCHANGE RATE ON CASH	24,920	125,850

CHANGES IN CASH AND CASH EQUIVALENT	(1,103,915)	(4,800,532)

CASH AND CASH EQUIVALENT, beginning of period	2,007,890	7,377,837

CASH AND CASH EQUIVALENT, end of period	$903,975	$2,577,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$72,304	$55,743

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets derecognized due to termination of operating leases	$–	$(374,737)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2025 and June 30, 2025 and for the Three Months Ended September 30, 2025 and 2024

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

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd. (“DYRZ”), and Daheshou (Shenzhen) Information Technology Co., Ltd. (“DHS”). Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of DYRZ, a corporation located in the People’s Republic of China (“PRC”), which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controls, through contractual arrangements summarized in Note 4 below, the business, revenues and profits of DHS, a company organized under the Laws of the PRC and located in Shenzhen, China. See details on Note 4 below.

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

On October 15, 2025, the Company executed an agreement (the “Restructuring Agreement” ) with its subsidiaries to modify its corporate structure so that the Company’s consumer goods and logistics business be operated out of GPM. Pursuant to the Restructuring Agreement, the Company transferred its ownership in E Marketing and United Package to GPM. Execution of the Restructuring Agreement does not have any impact on the consolidated financial statements of the Company.

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and VIE and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2025, which are included in Form 10-K filed with the SEC on October 9, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, E Marketing, GPM, GSM, and Anivia Limited and its subsidiaries and VIE, including Fly Elephant Limited, DYRZ and DHS. All inter-company balances and transactions have been eliminated.

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

The balance sheet amounts of the WFOE, with the exception of equity, on September 30, 2025, were translated at 7.119 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the three months ended September 30, 2025 was 7.157 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and financial institution and financial service company deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of $250,000, which is currently the maximum amount insured by the FDIC for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

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

Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in its calculation of allowance for credit losses the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses. During the year ended June 30, 2025, the Company determined that the collectability of certain refundable amounts withheld by sales channel partners was remote so the Company recorded additional allowance for credit losses up to $1,924,417. For the quarter ended September 30, 2025 and 2024, the credit losses was $49,713 and $1,475,594, respectively.

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

Variable interest entities

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia and its subsidiaries, including DHS. Pursuant to the terms of the Agreements, the Company does not have direct ownership in DHS but is actively involved in DHS’s operations as the sole manager to direct the activities and significantly impact DHS’s economic performance. DHS’s operational funding has been provided by the Company following the February 15, 2022 acquisition. During the term of the Agreements, the Company bears all the risk of loss and has the right to receive all of the benefits from DHS. As such, based on the determination that the Company is the primary beneficiary of DHS, in accordance with ASC 810-10-25-38A through 25-38J, DHS is considered a VIE of the Company and the financial statements of DHS have been consolidated from the date such control existed, February 15, 2022.

On August 4, 2025, the Company entered into a Variable Interest Entity (“VIE”) Contract Termination Agreement with the VIE, pursuant to which all VIE agreements were terminated. As a result, the Company no longer has a controlling financial interest in the VIE. In accordance with ASC 810-10-40, Consolidation — Deconsolidation of a Subsidiary or Derecognition of a Group of Assets, the Company deconsolidated the VIE as of the termination date.

Upon deconsolidation, the Company derecognized all assets and liabilities of the VIE from its consolidated balance sheet. Because the Company retains no ownership interest or continuing involvement in the VIE following the termination of the agreements, no retained interest was recognized.

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

During the three months ended September 30, 2025 and 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of September 30, 2025 and June 30, 2025, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible assets

Finite life intangible assets at September 30, 2025 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the three months ended September 30, 2025 and 2024.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis. We measure certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, as of September 30, 2025 and June 30, 2025, the Company had goodwill with a carry book value of $3,034,110, which approximated its fair value:

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

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, including inventory reserves, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the three months ended September 30, 2025 and 2024, the Company did not have any vendor credits. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling and fulfillment expenses.

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three months ended September 30, 2025 and 2024 were $809,990 and $651,125, respectively.

Inventories

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. As of September 30, 2025 and June 30, 2025, there were no deferred offering costs included in the consolidated balance sheets.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the three months ended September 30, 2025 and 2024, sales through Amazon to Canada and other foreign countries were approximately 5.1% and 13.4% of the Company’s total sales, respectively. During the three months ended September 30, 2025, sales of hydroponic products, including ventilation and grow light systems, were approximately 9.0% of the Company’s total sales and the remaining 91.0% consisted of general gardening, home goods, and other products and accessories. During the three months ended September 30, 2024, sales of hydroponic products, including ventilation and grow light systems, were approximately 17.2% of the Company’s total sales and the remaining 82.8% consisted of general gardening, home goods, and other products and accessories. As of September 30, 2025 and June 30, 2025, the Company had approximately $0.5 million and $1.0 million of inventory stored in China, respectively. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

Leases

The Company records right-of-use (“ROU”) assets and related lease obligations on our balance sheet.

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

Recently issued accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient and accounting policy election for measuring expected credit losses on certain trade receivables and contract assets arising under ASC 606. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its measurement of expected credit losses.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. As of the date of this report, the Company had not exercised the option to purchase additional voting units from Xiao and TPA. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company. In January 2023, TPA and Xiao transferred their 60% equity units to a third party without consideration as the LLC was still in the development stage and did not have significant operations. The transfer of equity did not have any impact on the LLC’s financial statements.

As a result, the Company owns 40% of the equity interest in Box Harmony with significant influence but does not own a majority equity interest or otherwise control of Box Harmony. The Company accounts for its ownership interest in Box Harmony following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of September 30, 2025 and June 30, 2025, the carrying value of the investment in Box Harmony was $13,264 and $13,264, respectively.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the three months ended September 30, 2025 and 2024, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

United Package NV, LLC

On June 3, 2025, the Company, Custom Cup Factory, Inc., a California corporation (“CCF”), and Yi Yang (“Yang”) entered into the Limited Liability Company Operating Agreement (the “Operating Agreement”) of United Package NV, LLC, a Nevada limited liability corporation (“United Package”).

United Package focuses on the domestic production of packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable, and cost-effective supply chain solutions without reliance on offshore manufacturing. Pursuant to the terms of the Operating Agreement, the Company owns 2,280 Class A Voting Units (as defined in the Operating Agreement) of United Package in consideration for the Company’s contribution of equipment and facility, Yang owns 1,140 Class A Voting Units of the Joint Venture in consideration for Yang’s commitment to manage the business of United Package and CCF owns 1,710 Class A Voting Units of United Package in consideration for CCF’s contribution of its marketing expertise, existing sales channel and customer list.

As a result, the Company owns approximately 44% of the equity interest in United Package with significant influence but does not own a majority equity interest or otherwise control of United Package. The Company accounts for its ownership interest in United Package following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of September 30, 2025 and June 30, 2025, the Company had invested total of $665,443 and $371,917 to United Package, respectively.

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

On August 4, 2025, the Company entered into a VIE Contract Termination Agreement with the VIE, pursuant to which all VIE agreements were terminated. As a result, the Company no longer has a controlling financial interest in the VIE. In accordance with ASC 810-10-40, Consolidation — Deconsolidation of a Subsidiary or Derecognition of a Group of Assets, the Company deconsolidated the VIE as of the termination date.

Upon deconsolidation, the Company derecognized all assets and liabilities of the VIE from its consolidated balance sheet. Because the Company retains no ownership interest or continuing involvement in the VIE following the termination of the agreements, no retained interest was recognized.

Comparative information for the prior period has not been adjusted, as the deconsolidation does not represent a discontinued operation under ASC 205-20.

As of June 30, 2025, there was no pledge or collateralization of the VIE assets that would be used to settle obligations of the VIE.

The following table summarizes the carrying amounts of the VIE’s assets and liabilities derecognized as of August 4, 2025 and the carrying amount of the VIE’s assets and liabilities as of June 30, 2025:

	Deconsolidation	June 30, 2025
Cash in bank	$160,113	$311,852
Prepayments and other receivables	$281	$279
Rent deposit	$–	$9,772
Office equipment, net	$3,539	$3,562
Accounts payable	$100,167	$99,544
Income tax payable	$–	$280,155
Other payables and accrued liabilities	$24,142	$465,990

Upon deconsolidation, the Company recorded $39,624 loss on deconsolidation of VIE.

The operating results of the VIE were as follows for the three months ended September 30, 2025 and 2024:

	For the three months ended
	September 30, 2025	September 30, 2024
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$650,250	$(138,930)

Note 5 – Accounts Receivable

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	September 30, 2025	June 30, 2025
Accounts receivable	$7,080,322	$8,048,425
Less: allowance for credit losses	(1,974,130)	(1,924,417)
Total accounts receivable	$5,106,192	$6,124,008

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2024	$355,386
Allowance recorded during the three months ended September 30, 2024	1,475,594
Balance at September 30, 2024	$1,830,980

Balance at June 30, 2025	$1,924,417
Allowance recorded during the three months ended September 30, 2025	49,713
Balance at September 30, 2025	$1,974,130

Note 6 – Inventories

As of September 30, 2025 and June 30, 2025, inventories consisting of finished goods ready for sale, net of allowance for obsolescence, amounted to $4,332,605 and $8,131,203, respectively.

For the three months ended September 30, 2025 and 2024, the Company recorded inventory reserve expense of $58,453 and $288,474, respectively. As of September 30, 2025 and June 30, 2025, allowance for obsolescence was $370,921 and $312,468, respectively.

Note 7 – Prepayments and Other Current Assets

As of September 30, 2025 and June 30, 2025, prepayments and other current assets consisted of the following:

	September 30, 2025	June 30, 2025
Advance to suppliers	$1,176,256	$1,787,296
Prepaid income taxes	11,499	19,072
Prepaid expenses and other receivables	303,773	1,304,842
Less: Allowance for credit losses	–	–

Total	$1,491,528	$3,111,210

Other receivables consisted of delivery fees of $22,574 and $18,699 from a third party for using the Company’s courier accounts at September 30, 2025 and June 30, 2025, respectively.

Note 8 – Intangible Assets

As of September 30, 2025 and June 30, 2025, intangible assets, net, consisted of the following:

	September 30, 2025	June 30, 2025
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,590
Accumulated amortization	(2,353,971)	(2,191,628)
Total	$2,818,986	$2,981,328

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at September 30, 2025 was approximately 4.95 years. The amortization expense for the three months ended September 30, 2025 and 2024 was $162,343 and $162,343, respectively. At September 30, 2025, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2026	$487,028
2027	609,277
2028	468,750
2029	345,912
2030	345,912
Thereafter	562,107
Intangible assets, net	$2,818,986

Note 9 – Other Payables and Accrued Liabilities

As of September 30, 2025 and June 30, 2025, other payables and accrued liabilities consisted of the following:

	September 30, 2025	June 30, 2025
Accrued payables for inventory in transit	$–	$262,570
Credit cards payable	364,117	149,276
Customer deposits	197,511	291,995
Accrued Amazon fees	77,191	76,534
Sales taxes payable	436,683	552,346
Accrued payroll and related expenses	100,398	560,387
Other accrued liabilities and payables	141	813

Total	$1,176,041	$1,893,921

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

Below is a summary of the interest expense recorded for the three months ended September 30, 2025 and 2024:

	2025	2024
Accrued interest	$51,596	$43,145
Credit utilization fees	10,123	21,767
Amortization of debt discount	–	66,305
Total	$61,719	$131,217

On February 16, 2022, in connection with the acquisition of Anivia Limited, the Company and JPM entered into an amendment to the Pledge and Security Agreement, pursuant to which the Company pledged 65% of its ownership interest in Anivia Limited and its subsidiaries.

On October 7, 2022, the Company entered into a second amendment to the credit agreement and consent (the “Second Amendment to the Credit Agreement”), originally dated November 12, 2021, as amended, with JPMorgan. The Company entered into the Second Amendment to the Credit Agreement primarily for the purpose of changing the interest rate repayment calculations from LIBOR to the Secured Overnight Financing Rate, or SOFR, which adjustment had originally been anticipated under the terms of the original Credit Agreement. In addition, two of the negative covenants set forth in the original Credit Agreement were amended in order to (i) adjust the definition of “Covenant Testing Trigger Period” to increase the required cash availability from $3,000,000 to $4,000,000, or 10% of the aggregate revolving commitment for the preceding 30 days, and (ii) require that the Company will not and will not permit any of its subsidiaries, after reasonable due diligence and due inquiry, to knowingly sell their products, inventory or services directly to any commercial businesses that grows or cultivates cannabis; it being acknowledged, however, that the Company does not generally conduct due diligence on its individual retail customers.

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

As of September 30, 2025 and June 30, 2025, the outstanding amount of the ABL, which was classified as current revolving loan payable, including interest payable, was $1,449,438 and $3,737,602, respectively.

As of September 30, 2025, the Company was in default as a result of covenant violations under the ABL facility.

Short-term loan payable

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the three months ended September 30, 2024, the Company recorded interest expense of $3,733. As of September 30, 2025 and June 30, 2025, the On-demand Loan 2 had been fully paid off.

On July 9, 2025, the Company borrowed $500,000 as a short-term loan (“RP Loan 2”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan 2 bears no interest and is due upon receipt of request of repayment. As of September 30, 2025, the outstanding balance of the RP Loan was $500,000.

Note 11 - Related Party Transactions

On July 9, 2025, the Company borrowed $500,000 as a short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 10 above for details.

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

In addition, Ms. Yang’s entity, Pacelor Inc. (“Pacelor”), manages a warehouse and provides fulfillment services for the Company and receives a monthly service fee, which fluctuates from month to month. Ms. Yang is the Founder and Chief Executive Officer of Pacelor. As a result, Pacelor has become a related party of the Company since June 6, 2025. For the three months ended September 30, 2025, the Company received $435,155 service from Pacelor. As of September 30, 2025 and June 30, 2025, the (prepayment) accounts payable to Pacelor was $(66,014) and $78,831, respectively. Ms. Yang’s other entity, Pacelor NV Inc. (“Pacelor NV”) also provides marketing services for the Company. As of September 30, 2025 and June 30, 2025, the outstanding accounts payable to Pacelor NV was $315,019 and $315,019, respectively.

Note 12 – Income Taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations in those jurisdictions for the year ended June 30, 2022. The Company’s subsidiary in China, Dayourenzai (Shenzhen) Technology Co., Ltd. (“WFOE”), is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. WFOE is subject to 5% tax rate in PRC until December 31, 2027. Since WFOE had losses during the three months ended September 30, 2025 and 2024 and the year ended June 30, 2025, no GILTI tax was recorded as of September 30, 2025 and June 30, 2025. The Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company recognized goodwill in the amount of $6,094,144. Since the acquisition was a stock acquisition, the Goodwill is not deductible for tax purposes.

For the three months ended September 30, 2025, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three months ended September 30, 2025 and 2024 consisted of the following:

	September 30, 2025	September 30, 2024
Current:
Federal	$–	$–
State	9,076	8,409
Foreign	–	–
Total current income tax provision	9,076	8,409
Deferred:
Federal	(158,610)	(521,137)
State	(33,636)	(123,784)
Foreign	(280,414)	–
Total deferred taxes	(472,660)	(644,921)

Total provision for income taxes	$(463,584)	$(636,512)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2020 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	September 30, 2025		September 30, 2024
Statutory tax rate
Federal	21.00%		21.00%
State (net of federal benefit)	5.63%		5.51%
Foreign tax rate difference	(3.11)%		(3.16%	)
Reversal of over accrued income taxes of prior years for VIE	25.80%		–
Net effect of state income tax deduction and other permanent differences	(2.83%	)	0.5%
Effective tax rate	46.49%		23.85%

As of September 30, 2025, prepaid income taxes to US tax authorities was $11,499. As of June 30, 2025, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $19,073 and $280,155, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	September 30, 2025	June 30, 2025
Deferred tax assets
263A calculation	$136,513	$256,568
Inventory reserve	98,792	83,180
State taxes	1,906	4,844
Accrued expenses	21,950	21,750
ROU assets / liabilities	91,295	95,711
Net operating loss	3,281,252	3,081,145
Disallowed interest expense	322,521	311,662
Stock-based compensation	376,576	336,394
Valuation allowance	(127,402)	(118,191)
Allowance for credit loss	525,795	512,289
Total deferred tax assets	4,729,198	4,585,352

Deferred tax liabilities
Depreciation	(51,206)	(56,648)
Unrealized gain/loss	(283)	–
Intangible assets acquired	(761,003)	(804,242)
Total deferred tax liabilities	(812,492)	(860,890)

Net deferred tax assets	$3,916,706	$3,724,462

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the three months ended September 30,
	2025	2024
Numerator:
Net loss attributable to iPower Inc.	$(533,648)	$(2,029,281)
Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$1,049,595	$1,047,240
Losses per share of ordinary shares - basic and diluted	$(0.51)	$(1.94)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, and unvested RSUs as the Company had a net loss for the three months ended September 30, 2025 and 2024.

*	For the three months ended September 30, 2025 and 2024, 4,166 and 71,343 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 14) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 14 – Equity

Common Stock

As of September 30, 2025, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

On October 27, 2025, the Company effectuated the 1-for-30 Reverse Stock Split. When the Reverse Stock Split becomes effective, every thirty (30) shares of the Company’s issued and outstanding Common Stock immediately prior to the Effective Time will automatically be reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Split did not change the total number of authorized shares of Common Stock or preferred stock. As a result, unless otherwise indicated, all references to common stock, restricted stock units, warrants and options to purchase common stock, share data, per-share data, and related information have been retroactively adjusted, where applicable in the unaudited condensed consolidated financial statements and notes, to reflect the 1-for-30 reverse stock split of the Company’s common stock as if the split had occurred at the beginning of the earliest period presented.

During the three months ended September 30, 2025, the Company issued 4,460 shares of restricted Common Stock for RSUs vested.

On June 18, 2024, the Company closed on a registered direct offering (the “Registered Direct”) of 69,445 shares of common stock (the “Shares”) and a concurrent private placement (“Private Placement,” and together with the Registered Direct, the “Offering”) of warrants (the “Warrants”) to purchase 69,445 shares of common stock (the “Warrant Shares”), which were sold for gross aggregate proceeds of $5,000,002. The Shares were sold pursuant to a prospectus supplement, filed on June 18, 2024, to the Registration Statement on Form S-3, originally filed on September 25, 2023, with the SEC (File No. 333-274665) and declared effective by the SEC on September 29, 2023. The Warrants, which were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) or Regulation D on the Securities Act, have a term of five years and are immediately exercisable at $72.0 per share. The Shares and Warrants were sold to a purchaser pursuant to a securities purchase agreement, dated June 16, 2024, between the Company and the purchaser (the “Purchase Agreement”). Roth Capital Partners, LLC (the “Placement Agent”) acted as placement agent, pursuant to a placement agency agreement between the Company and the Placement Agent dated June 16, 2024 (the “Placement Agency Agreement”). The Company paid the Placement Agent as compensation a cash fee equal to 6.5% of the gross proceeds of the Offering plus reimbursement of certain expenses and legal fees. The net proceeds of the Offering, after deducting $456,913, the Placement Agent’s fees and expenses and other direct offering costs paid by the Company, was $4,543,089.

The Company calculated the fair value of the Warrants at $3.1 million, with a relative fair value of $1.7 million after allocation of the fair value of the Shares, using the Black-Scholes Model with the following variables:

•	Stock Price - $2.00 (pre-reverse-split price)
•	Exercise Price - $2.40 (pre-reverse-split price)
•	Volatility – 104%
•	Term –5 years
•	Risk Free Rate of Return – 4.24%

Pursuant to the Warrant agreement, except for some fundamental transactions within the Company’s control, in no event shall the Company be required to net cash settle the Warrants. The Company considered and followed the rules and guidelines under ASC 480-10 and ASC 815 and concluded that the Warrants should be classified and recorded as equity. Further, as the warrants were issued as part of the Offering, the relative fair value of the Warrants was included in the gross proceeds and recorded as additional paid-in capital. As of September 30 and June 30, 2025, none of the warrants had been exercised.

On June 18, 2024, in order to recoup the settlement payment made to Boustead Securities, LLC, the Company’s Chief Executive Officer and co-founder, Lawrence Tan, along with co-founder Allan Huang, returned a total of 18,056 shares to the Company for cancellation (the “Share Cancellation”). The Share Cancellation was completed in June 2024 and the par value of $542 was reduced against additional paid-in capital.

As of September 30, 2025 and June 30, 2025, there were 1,049,790 and 1,045,330 shares of Common Stock issued and outstanding.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of September 30, 2025 and June 30, 2025, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 10,000,000 shares of Common Stock, whether in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan, which was subsequently amended on December 6, 2022 and September 15, 2023 and November 22, 2023.

Restricted Stock Unit

During the three months ended September 30, 2025 and 2024, the Company granted an additional 1,607 and 2,381 shares of RSUs, respectively. For the three months ended September 30, 2025 and 2024, the Company recorded $10,000 and $31,788 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the three months ended September 30, 2025 and 2024. As of September 30, 2025 and June 30, 2025, the unvested number of RSUs was 1,529 and 463 and the unamortized expense was $28,333 and $8,333, respectively.

Information relating to RSU grants is summarized as follows:

For the three months ended September 30, 2025:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2025	463
RSUs granted	1,607	$30,000
RSUs forfeited	–
RSUs vested	(541)
RSUs granted, but not vested, at September 30, 2025	1,529

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of September 30, 2025, of the 14,128 vested RSUs, 13,989 shares of Common Stock were issued, and 139 shares were to be issued in the near future. As of June 30, 2025, of the 13,587 vested RSUs, 9,529 shares of Common Stock were issued, and 4,058 shares were to be issued in the near future.

For the three months ended September 30, 2024:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2024	109
RSUs granted	2,381	$90,000
RSUs forfeited	–
RSUs vested	(902)
RSUs granted, but not vested, at September 30, 2024	1,588

____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of September 30, 2024, of the 11,908 vested RSUs, 9,529 shares of Common Stock were issued, and 2,379 shares were to be issued in the near future.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and grants of stock option (the “Option Grants”) exercisable to purchase (i) 100,000 shares of Common Stock to Chenlong Tan, CEO and (ii) 11,000 shares of Common Stock to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $33.6, a contractual term of 10 years, and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment of the recipients through each vesting date. Each of the six vesting tranches of the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The estimated achievement status of the operational milestones as of September 30, 2025 was as follows:

Revenue in Fiscal Year		Operating Income in Fiscal Year
Milestone (in Millions)	Achievement Status	Milestone (in Millions)	Achievement Status

$90	Probable	$6	Probable
$100	Probable	$8	Probable
$125	Probable	$10	Probable
$150	Probable	$12	–
$200	–	$16	–
$250	–	$20	–

The Company evaluated the performance condition and market condition under ASC 718-10-20. The Option Grants are considered an award containing a performance and a market condition and both conditions (in this case at least one of the performance conditions) must be satisfied for the award to vest. The market condition is incorporated into the fair value of the award, and that fair value is recognized over the longer of the implied service period or requisite service period if it is probable that one of the performance conditions will be met. In relation to the five awards deemed probable to vest, the recognition period ranges from five to six years. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed to the extent any expense has been recognized related to such tranche) because the vesting condition in the award would not have been satisfied.

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed amount of expense for such tranche and (ii) the future time when the market capitalization milestone for such tranche was expected to be achieved. Separately, based on a subjective assessment of our future financial performance, each quarter we determine whether it is probable that the Company will achieve each operational milestone that has not previously been achieved or deemed probable of achievement and, if so, the future time when the Company expects to achieve that operational milestone. The Monte Carlo simulation utilized the following inputs:

•	Stock Price - $1.12 (pre-reverse-split price)
•	Volatility – 95.65%
•	Term –10 years
•	Risk Free Rate of Return – 2.93%
•	Dividend Yield – 0%

The total fair value of the Option Grants was $3.2 million of which, at September 30, 2025, $1.0 million is deemed probable of vesting.

During the year ended June 30, 2025, the Company reassessed the expected timing of meeting the performance conditions. According to ASC 718-10-55-78, since the number of awards expected to vest and the fair value had changed with the new estimate, the adjustment affected the recognition value and years to vest. Therefore, the Company had reversed $701,807 of the expenses recorded for non-vesting tranches and applied the prospective approach to record adjustment on tranches expected to be vested in future periods. As of September 30, 2025, none of the options had vested. For the three months ended September 30, 2025 and 2024, the Company recorded $40,691 and $110,382 of stock-based compensation expense related to the Option Grants. As of September 30, 2025, unrecognized compensation cost related to tranches probable of vesting is approximately $992,045 and will be recognized over five to six years, depending on the tranche.

On August 29, 2024, the board of directors (the “Board”) of the Company, based on the recommendation of the compensation committee of the Board, approved a grant of 40,000 stock options (the “2024 Stock Options”) issuable to Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). Following the Board’s approval, Mr. Tan and the Company entered into a stock option award agreement (the "Stock Option Award Agreement").

According to the Stock Option Award Agreement, and subject to the terms and conditions of the Stock Option Award Agreement and the Plan, upon vesting of the 2024 Stock Options, Mr. Tan will have the option to purchase the Company’s common stock, par value $0.001 per share, at an exercise price of $42.9 per share (which is 110% of the Fair Market Value of the stock on the grant date). The 2024 Stock Options have a term of 10 years and will vest as follows: 1,000 2024 Stock Options vested on the grant date (August 29, 2024), and 1,084 2024 Stock Options will vest on the first day of each month from September 1, 2024, to August 1, 2027.

On the grant date, a Black-Scholes Model was used to determine the fair value of the 2024 Stock Options with the following inputs:

•	Stock Price - $1.30 (pre-reverse-split price)
•	Exercise Price - $1.43 (pre-reverse-split price)
•	Volatility – 101%
•	Expected Term –5.71 years
•	Risk Free Rate of Return – 3.66%
•	Dividend Yield – 0%

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the three months ended September 30, 2025 and 2024, 3,250 and 2,084 stock options were vested and the Company recorded $99,512 and $63,790 as stock compensation expense, respectively. As of September 30, 2025, the unrecognized compensation cost of the 2024 Stock Options was approximately $0.76 million and will be recognized monthly through August 1, 2027.

Note 15 - Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2025 and June 30, 2025, $903,975 and $1,774,296, respectively, were deposited with various financial institutions and financial services companies in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.4 million and $1.4 million, respectively, in excess of the FDIC insurance limit, as of September 30, 2025 and June 30, 2025.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

The business of WFOE in China may be impacted by Chinese economic conditions, changes in regulations and laws, and other uncertainties.

Customer and vendor concentration risk

For the three months ended September 30, 2025 and 2024, Amazon Vendor and Amazon Seller customers accounted for 70% and 89% of the Company's total revenues, respectively. As of September 30, 2025 and June 30, 2025, respectively, accounts receivable from Amazon Vendor and Amazon Seller accounted for 73% and 72% of the Company’s total accounts receivable.

For the three months ended September 30, 2025 and 2024, one supplier accounted for 66% and 11% of the Company's total purchases, respectively. As of September 30, 2025 and June 30, 2025, accounts payable to one supplier accounted for 20% and 10% of the Company’s total accounts payable.

Note 16 - Leases

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

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee is $56,000 to $59,410 per month through April 30, 2025. The lease had been expired without renewal since May 1, 2025.

In September 2024, DHS entered into a sublease agreement with a third-party entity for office space in Shenzhen. The lease term is for one year from October 1, 2024 to September 30, 2025. The lease is treated as short-term lease and the base rental fee is approximately $10,000 per month.

	For the Three Months Ended September 30,
	2025	2024
Lease cost
Operating lease cost (included in G&A in the Company's statement of operations)	$361,746	$594,133
Short-term lease expenses	9,781	195,188

Other information
Cash paid for amounts included in the measurement of lease liabilities	$378,512	$604,117
Remaining term in years	2.67	0.58 – 3.67
Average discount rate - operating leases	5%	5 - 6%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	9/30/2025	6/30/2025
Right of use asset - non-current	$3,603,165	$3,915,539

Lease Liabilities – current	1,389,834	1,361,111
Lease Liabilities - non-current	2,556,104	2,913,967
Total operating lease liabilities	$3,945,938	$4,275,078

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2026	$1,155,407
2027	1,586,572
2028	1,459,409
Less: Imputed interest/present value discount	(255,450)
Present value of lease liabilities	$3,945,938

Note 17 - Commitments and Contingencies

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

Pursuant to such authority granted by the Company’s stockholders at the Annual Meeting, held on June 23, 2025, the Board approved a reverse stock split of between one-for-twenty (1:20) and one-for-thirty (1:30) (the “Reverse Stock Split”) of the Common Stock on October 13, 2025, subject to final determination of the Company’s management. Company management subsequently determined to effectuate a one-for-thirty (1:30) Reverse Stock Split and on October 22, 2025, the Company filed a certificate of amendment to amend the Company’s certificate of incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada, with an effective date of October 27, 2025 (the “Effective Date”). The Reverse Stock Split became effective at the start of trading on October 27, 2025 (the “Effective Time”). At the Effective Time, every thirty (30) shares of the Company’s issued and outstanding Common Stock immediately prior to the Effective Time shall automatically reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Split did not change the total number of authorized shares of Common Stock or preferred stock.

As a result, all shares of Common Stock and per share numbers in the unaudited condensed consolidated financial statements and notes have been adjusted retroactively to reflect the 1-for-30 Reverse Stock Split.

On November 12, 2025, the Company’s Compensation Committee approved authorizing the Company to issue a grant of $800,000 in RSUs to its Chief Executive Officer, Mr. Chenlong Tan, which RSUs shall be calculated as of the grant date, have deferred settlement upon vesting, and shall vest in accordance with the vesting schedule set forth in the Grant Agreement.

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

Overview

Driven by tech and data, iPower Inc. is an online supplier of consumer goods, including hydroponics equipment, general gardening supplies, and consumer home goods. Through the operations of our e-commerce platforms and channel partners, and our 99,347 square foot fulfillment centers in Rancho Cucamonga, California, we believe we are one of the leading marketers, distributors and retailers in the consumer gardening and home goods categories based on management’s estimates. Our core strategy continues to focus on expanding our geographic reach across the United States and internationally through organic growth, both in terms of expanding customer base as well as brand and product development. iPower has developed a set of methodologies driven by proprietary data formulas to effectively bring products to market and sales.

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

Recent Developments

Adoption of Digital Treasury Strategy

On June 17, 2025, the Company adopted a digital asset reserve, allocation and development strategy (the “Digital Treasury Strategy”) with the plan of creating a Digital Treasury Strategy business. To date, we have not effectuated the Digital Treasury Strategy business and do not know if it will be effectuated. As this Digital Treasury Strategy is a newly planned addition to our business model, we cannot predict its success or know whether we will commence this strategy or, once commenced, if we will continue with this strategy for the long term. The Company will provide additional updates to shareholders when and if we do effectuate such strategy.

RESULTS OF OPERATIONS

For the three months ended September 30, 2025 and 2024

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Variance
Revenues - product sales	$10,484,661	18,275,412	(42.6%	)
Revenues - service income	1,532,806	733,109	109.1%
	12,017,467	19,008,521	(36.8%	)

Cost of revenues - product costs	5,878,262	9,917,448	(40.7%	)
Cost of revenues - service costs	1,332,681	603,176	120.9%
	7,210,943	10,520,624	(31.5%	)

Gross profit	4,806,524	8,487,897	(43.4%	)
Operating expenses	6,501,703	11,234,331	(42.1%	)
Operating loss	(1,695,179)	(2,746,434)	(38.3%	)
Other income	697,947	77,805	(797.0%	)
Loss before income taxes	(997,232)	(2,668,629)	(62.6%	)
Income tax benefit	463,584	636,512	(27.2%	)
Net loss	(533,648)	(2,032,117)	(73.7%	)
Non-controlling interest	–	(2,836)	–
Net loss income attributable to iPower Inc.	(533,648)	(2,029,281)	(73.7%	)
Other comprehensive loss	24,943	(55,054)	145.3%
Comprehensive loss attributable to iPower Inc.	$(508,705)	(2,084,335)	(75.6%	)

Gross profit % of revenues – product sales	43.9%	45.7%
Gross profit % of revenues – service income	13.1%	17.7%
Operating loss % of revenues	(14.1% )	(14.4% )
Net loss % of revenues	(4.4% )	(10.7% )

Revenues

Revenues for the three months ended September 30, 2025 decreased 36.8% to $12,017,467 as compared to $19,008,521 for the three months ended September 30, 2024.While pricing remained stable and with the additional logistics service income, the decrease was mainly due to the combination of decreased orders from Amazon and temporary disruption of product supply during the quarter ended September 30, 2025. In addition, the Company also experienced a significant decrease in amazon orders due to uncertainty over tariffs during quarter ended September 30, 2025.

Costs of Revenues

Costs of revenues for the three months ended September 30, 2025 decreased 31.5% to $7,210,943 as compared to $10,520,624 for the three months ended September 30, 2024. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in sales, freight costs, and lowered product costs resulting from management’s efforts on supply chain management.

Gross Profit

Gross profit was $4,806,524 for the three months ended September 30, 2025 as compared to $8,487,897 for the three months ended September 30, 2024. While the overall gross profit ratio of the total sales revenues decreased to 40.0% for the three months ended September 30, 2025 from 44.7% for the three months ended September 30, 2024, the gross profit ratio of product sales revenue for the three months ended September 30, 2025 and 2024 was 43.9% and 45.7%, respectively. The decrease in the gross profit ratio was primarily driven by the increase in the logistics service income and secondarily by increases in freight costs and product costs.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 decreased 42.1% to $6,501,703 as compared to $11,234,331 for the three months ended September 30, 2024. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $0.7 million as a result of decreased costs related to advertising, merchant fees, rental expenses and delivery fees, and a decrease in general and administrative expenses of $4.0 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses. The decrease in general and administrative expenses was primarily attributable to the implementation of a cost-cutting plan during the current quarter, as compared to the prior-year period which included expenses related to the expansion of our vendor network, the development of the SuperSuite platform, and an increase in the allowance for credit losses and inventory reserves totaling $1.76 million for the quarter ended September 30, 2024.

Loss from Operations

Loss from operations was $1,695,179 for the three months ended September 30, 2025 as compared to $2,746,434 for the three months ended September 30, 2024. The decrease in loss resulted from the decrease in operating expenses being greater than the decrease in gross profit.

Other Income

Other income consists of interest expense and other non-operating income. Other income for the three months ended September 30, 2025 was $697,947 as compared to $77,805 for the three months ended September 30, 2024. The increase in other income was mainly due to combination of the increase in other non-operating income of $620,142 resulted from discounted settlement and write-offs of aged accounts payable, recognition of loss on deconsolidation of VIE, and a decrease in interest, including amortization of debt discount, on the revolving loan of $78,243 during the three months ended September 30, 2025 resulted from the decreasing loan balance.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended September 30, 2025 was $533,648 as compared to $2,029,281 for the three months ended September 30, 2024, representing a decrease in net loss of $1,495,633. The decrease was primarily due to the decrease in operating expenses and the increase in other income as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended September 30, 2025 was $508,705 as compared to $2,084,335 for the three months ended September 30, 2024, representing a decrease in comprehensive loss of $1,575,630. The decrease was due to the reasons discussed above, along with an increase in other comprehensive income of $79,997 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our subsidiary and VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the three months ended September 30, 2025, we primarily funded our operations with cash and cash equivalents generated from operations, borrowing from related party, as well as through borrowing under our credit facility from JPMorgan Chase Bank (“JPM”). Additionally, on June 18, 2024, we closed on a registered direct offering of 69,445 shares of common stock (the “Shares”) and a concurrent private placement of warrants to purchase up to 69,445 shares of common stock (the “Warrants”), which Shares and Warrants were sold for aggregate gross proceeds of $5,000,002. As of September 30, 2025, we had cash and cash equivalents of $903,975, representing a $1,103,915 decrease from $2,007,890 in cash as of June 30, 2025. The cash decrease was primarily due to the combined result of cash provided by operating activities, cash used in investing activities and financing activities resulting from our payments to pay down the JPM revolving line of credit.

Based on our current operating plan, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to finance our operations during the next 12 months. However, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, such as rising inflation and potential recession, and our anticipated funding requirements could increase. See “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the SEC on October 9, 2025.

Our cash requirements consist primarily of day-to-day operating expenses and obligations with respect to warehouse leases. We lease all of our office and warehouse facilities. We expect to make future payments on existing leases from cash generated from operations. We have credit terms in place with our major suppliers, however as we bring on new suppliers, we are often required to prepay our inventory purchases from them. This is consistent with our historical operating model which allowed us to operate using only cash generated by the business. Beyond the next 12 months we believe that our cash flow from operations should improve as supply chain operations normalize and new suppliers we are bringing online transition to credit terms more favorable to us. In addition, we plan to increase the size of our in-house product catalog, which will have a net beneficial impact to our margin profile and ability to generate cash. Currently, we have approximately $1.0 million in unused credit under the revolving line with JPM.

Given our current working capital position and available funding from our revolving credit line and proceeds from our June 2024 registered direct offering, we believe we will be able to work through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of September 30, 2025 and June 30, 2025, our working capital was $4.1 million and $4.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash provided by (used in) operating activities for the three months ended September 30, 2025 and 2024 was $1,686,463 and $(1,415,643), respectively. The increase in cash provided by operating activities mainly resulted from an increase in cash received from customers, which was partially offset by an increase in cash paid for cost of revenues and operating expenses.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025 and 2024 was $1,037,272 and $202,140, respectively. The increase was mainly due to deconsolidation of VIE cash, payments made for investment in joint venture and prepayments made for software developments during the quarter ended September 30, 2025.

Financing Activities

Net cash used in financing activities was $1,778,026 and $3,308,599, respectively, for the three months ended September 30, 2025 and 2024. The decrease in net cash used in financing activities was primarily due to a decrease in payments on the revolving loan.

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

Inventories, net

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

On August 4, 2025, the Company entered into a Variable Interest Entity (“VIE”) Contract Termination Agreement with the VIE, pursuant to which all VIE agreements were terminated. As a result, the Company no longer has a controlling financial interest in the VIE. In accordance with ASC 810-10-40, Consolidation — Deconsolidation of a Subsidiary or Derecognition of a Group of Assets, the Company deconsolidated the VIE as of the termination date.

Upon deconsolidation, the Company derecognized all assets and liabilities of the VIE from its consolidated balance sheet. Because the Company retains no ownership interest or continuing involvement in the VIE following the termination of the agreements, no retained interest was recognized.

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

During the three months ended September 30, 2025 and 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of September 30, 2025 and June 30, 2025, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible Assets, net

Finite life intangible assets at September 30, 2025 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the three months ended September 30, 2025 and 2024.

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

As of September 30, 2025, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently party to any pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

We refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2025 for a detailed description of our significant risk factors. As of September 30, 2025, there have been no material changes from those risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During our fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 21, 2025).
3.3	Third Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2025).
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

November 14, 2025	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer, President and Interim Chief Financial Officer
Principal Executive Officer and Principal Financial and Accounting Officer

