Form 10-Q
period 2025-12-31
iPower Inc.
filed 2026-02-20
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock on February 20, 2026 was 1,322,477.

iPower Inc.

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2025 and 2024	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended December 31, 2025 and 2024	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

	PART II. Other Information

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

	Signatures	57

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and June 30, 2025

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalent	$2,011,738	$2,007,890
Accounts receivable, net	5,168,143	6,124,008
Inventories, net	3,611,859	8,131,203
Restricted Cash - BitGo	2,209,000	–
Prepayments and other current assets, net	1,691,476	3,111,210
Total current assets	14,692,216	19,374,311

Non-current assets
Right of use - non-current	3,286,752	3,915,539
Property and equipment, net	187,372	390,349
Deferred tax assets, net	4,753,025	3,724,462
Goodwill	3,034,110	3,034,110
Investment in joint venture	678,706	385,180
Intangible assets, net	2,656,643	2,981,328
Digital assets	2,214,759	–
Other non-current assets	2,493,705	1,837,488
Total non-current assets	19,305,072	16,268,456

Total assets	$33,997,288	$35,642,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	$3,056,935	$7,180,009
Other payables and accrued liabilities	981,832	1,893,921
Lease liability - current	1,418,909	1,361,111
Short-term loan payable	1,500,000	–
Short-term loan payable - related party	1,063,278	–
Revolving loan payable, net	–	3,737,602
Income taxes payable	3,512	280,155
Total current liabilities	8,024,466	14,452,798

Non-current liabilities
Convertible notes payable	4,381,531	–
Derivative liability - Conversion option	1,413,100	–
Lease liability - non-current	2,193,849	2,913,967
Total non-current liabilities	7,988,480	2,913,967

Total liabilities	16,012,946	17,366,765

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and June 30, 2025	–	–
**Common stock, $0.001 par value; 180,000,000 shares authorized; 1,081,460 and 1,045,330 shares issued and outstanding at December 31, 2025 and June 30, 2025	1,082	1,045
Additional paid in capital	34,891,869	33,481,201
Accumulated deficits	(16,925,818)	(15,198,889)
Non-controlling interest	(47,462)	(47,462)
Accumulated other comprehensive loss	64,671	40,107
Total stockholders' equity	17,984,342	18,276,002

Total liabilities and stockholders' equity	$33,997,288	$35,642,767

**	Unless otherwise indicated, all shares of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 15 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended December 31, 2025 and 2024

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$7,133,602	$17,606,889	$17,618,347	$35,882,301
Service income	–	1,465,682	1,532,722	2,198,791
Total revenues	7,133,602	19,072,571	19,151,069	38,081,092

COST OF REVENUES
Product costs	3,994,680	9,461,119	9,872,942	19,378,567
Service costs	–	1,221,566	1,332,681	1,824,742
Total cost of revenues	3,994,680	10,682,685	11,205,623	21,203,309

GROSS PROFIT	3,138,922	8,389,886	7,945,446	16,877,783

OPERATING EXPENSES:
Selling and fulfillment	3,075,161	4,628,914	8,255,351	10,543,722
General and administrative	2,501,738	3,077,365	3,823,251	8,396,888
Total operating expenses	5,576,899	7,706,279	12,078,602	18,940,610

INCOME (LOSS) FROM OPERATIONS	(2,437,977)	683,607	(4,133,156)	(2,062,827)

OTHER INCOME (EXPENSE)
Interest expenses	(167,222)	(140,672)	(228,941)	(280,634)
Loss on equity method investment	–	(802)	–	(1,721)
Loss on deconsolidation of VIE	–	–	(39,624)	–
Unrealized gain (loss) on digital assets	5,759	–	5,759	–
Change in fair value of derivative liability	176,600	–	176,600	–
Loss on extinguishment of debt	(24,100)	–	(24,100)	–
Other non-operating income (expenses)	433,151	(205,958)	1,232,441	12,728
Total other income (expenses), net	424,188	(347,432)	1,122,135	(269,627)

INCOME (LOSS) BEFORE INCOME TAXES	(2,013,789)	336,175	(3,011,021)	(2,332,454)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	(820,508)	120,511	(1,284,092)	(516,001)
NET INCOME (LOSS)	(1,193,281)	215,664	(1,726,929)	(1,816,453)

Non-controlling interest	–	(3,155)	–	(5,991)

NET INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$(1,193,281)	$218,819	$(1,726,929)	$(1,810,462)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(379)	156,130	24,564	101,076

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPOWER INC.	$(1,193,660)	$374,949	$(1,702,365)	$(1,709,386)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic**	1,102,378	1,047,917	1,075,986	1,047,570
Diluted**	1,102,378	1,047,917	1,075,986	1,047,570

EARNINGS (LOSSES) PER SHARE
Basic	$(1.08)	$0.21	$(1.60)	$(1.73)
Diluted	$(1.08)	$0.21	$(1.60)	$(1.73)

**	Unless otherwise indicated, all shares of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 15 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31, 2025 and 2024

	**Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive
	Shares	Amount	Capital	Deficit)	interest	income (loss)	Total
Balance, June 30, 2025	1,045,330	$1,045	$33,481,201	$(15,198,889)	$(47,462)	$40,107	$18,276,002
Net loss	–	–	–	(533,648)	–	–	(533,648)
Stock-based compensation	–	–	150,203	–	–	–	150,203
Restricted shares issued for vested RSUs	4,460	5	(5)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	24,943	24,943
Balance, September 30, 2025, unaudited	1,049,790	1,050	33,631,399	(15,732,537)	(47,462)	65,050	17,917,500
Net loss	–	–	–	(1,193,281)	–	–	(1,193,281)
Stock-based compensation	–	–	950,202	–	–	–	950,202
Shares issued for consulting services	20,680	21	199,979	–	–	–	200,000
Common stock issued for conversions of note payable	10,948	11	110,289	–	–	–	110,300
Reverse-Split round up shares	42	–	–	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(379)	(379)
Balance, December 31, 2025, unaudited	1,081,460	$1,082	$34,891,869	$(16,925,818)	$(47,462)	$64,671	$17,984,342

Balance, June 30, 2024	1,045,330	$1,045	$33,494,199	$(10,230,601)	$(38,204)	$(210,406)	23,016,033
Net loss	–	–	–	(2,029,281)	(2,836)	–	(2,032,117)
Stock-based compensation	–	–	205,960	–	–	–	205,960
Foreign currency translation adjustments	–	–	–	–	–	(55,054)	(55,054)
Balance, September 30, 2024, unaudited	1,045,330	$1,045	$33,700,159	$(12,259,882)	$(41,040)	$(265,460)	$21,134,822
Net income (loss)	–	–	–	218,819	(3,155)	–	215,664
Stock-based compensation	–	–	197,313	–	–	–	197,313
Foreign currency translation adjustments	–	–	–	–	–	156,130	156,130
Balance, December 31, 2024, unaudited	1,045,330	$1,045	$33,897,472	$(12,041,063)	$(44,195)	$(109,330)	$21,703,929

**	Unless otherwise indicated, all shares of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 15 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2025 and 2024

	For the Six Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,726,929)	$(1,816,453)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	395,751	392,568
Inventory reserve	58,453	288,474
Credit loss reserve	49,713	1,516,940
Loss on equity method investment	–	1,721
Stock-based compensation expense	1,100,405	403,273
Shares issued for consulting services	20,972	–
Loss on deconsolidation of VIE	39,624	–
Amortization of operating lease right of use assets	628,787	932,701
Change in FV of Derivative Liability	(176,600)	–
Unrealized gain/loss on digital assets	(5,759)	–
Loss on extinguishment of debt	24,100	–
Gain on disposal of vehicle	(63,605)	–
Amortization of debt premium / discount and non-cash financing costs	22,231	125,906
Change in operating assets and liabilities
Accounts receivable	919,175	(703,279)
Inventories	4,460,891	1,074,168
Deferred tax assets	(1,028,563)	(555,912)
Prepayments and other current assets, net	1,790,481	53,790
Other non-current assets	65,772	156,842
Accounts payable	(4,022,907)	(2,373,796)
Other payables and accrued liabilities	(849,123)	69,014
Operating lease liabilities	(662,320)	(952,672)
Income taxes payable	(276,643)	(1,211)
Net cash provided by (used in) operating activities	763,906	(1,387,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of VIE	(160,113)	–
Investment in joint venture	(293,526)	–
Restricted cash held in Bitgo account	(2,209,000)	–
Purchase of digital assets	(2,209,000)	–
Prepayments for software development	(721,989)	(664,366)
Net cash used in investing activities	(5,593,628)	(664,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering cost settlement	–	(325,000)
Proceeds from short-term loans -related party	1,050,100	–
Proceeds from short-term loans	1,500,000	–
Payments on short-term loans - related party	–	(483,599)
Net proceeds from convertible notes	6,035,200	–
Proceeds from revolving loan	3,619,974	3,650,210
Payments on revolving loan	(7,383,223)	(5,400,000)
Net cash provided by (used in) financing activities	4,822,051	(2,558,389)

EFFECT OF EXCHANGE RATE ON CASH	11,519	110,301

CHANGES IN CASH AND CASH EQUIVALENT	3,848	(4,500,380)

CASH AND CASH EQUIVALENT, beginning of period	2,007,890	7,377,837

CASH AND CASH EQUIVALENT, end of period	$2,011,738	$2,877,457

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$72,304	$121,754

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability - conversion option	$1,413,100	$–
Common stock issued for conversions of note payable	110,300	–
Right of use assets derecognized due to termination of operating leases	–	434,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31 2025 and June 30, 2025 and for the Six Months Ended December 31, 2025 and 2024

Note 1 - Nature of business and organization

iPower Inc., formerly known as BZRTH Inc., a Nevada corporation (the “Company”), was incorporated on April 11, 2018. The Company is principally engaged in the marketing and sale of consumer home, garden and other products and accessories mainly in North America.

On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the minority shareholders of the Company. As a result, E Marketing became the Company’s wholly owned subsidiary.

On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, Global Product Marketing Inc. (“GPM”), an entity which was incorporated in the State of Nevada on September 4, 2020, and was owned by Chenlong Tan, the Company’s Chairman, CEO, President and Interim CFO, and one of the majority shareholders of the Company. As a result, GPM became the Company’s wholly owned subsidiary.

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

On October 23, 2025, the Company formed iPower Smart LLC, a Delaware limited liability company (‘Smart LLC”). Smart LLC is principally engaged in digital treasury activities.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, E Marketing, GPM, GSM, Smart LLC and Anivia Limited and its subsidiaries and VIE, including Fly Elephant Limited, DYRZ and DHS. All inter-company balances and transactions have been eliminated.

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

The balance sheet amounts of the WFOE, with the exception of equity, on December 31, 2025, were translated at 6.9931 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the six months ended December 31, 2025was 7.1235 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Equity method investment

The Company accounts for its ownership interest in Box Harmony, a 40% owned joint venture, and United Package NV LLC, a 44% owned joint venture, following the equity method of accounting, in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in the joint ventures’ statement of operations and a corresponding charge or credit to the carrying value of the asset.

Digital Assets

The Company accounts for its digital assets, which currently are comprised solely of Bitcoin (“BTC”) and Ethereum (“ETH”), as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC Topic 820, “Fair Value Measurement,” based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the statement of operations.

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

During the six months ended December 31, 2025 and 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of December 31, 2025 and June 30, 2025, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

Intangible assets

Finite life intangible assets at December 31, 2025 include covenant not to compete, supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the six months ended December 31, 2025 and 2024.

Embedded derivative liability

The Company evaluates the embedded features of its financial instruments, including its convertible notes payable in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value.

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the six months ended December 31, 2025:

Derivative Liability	Amount
Balance as of June 30, 2025	$–
Initial fair value upon issuance of convertible notes	1,612,700
Extinguishment of derivative liability upon conversion of convertible notes	(23,000)
Gain on change in fair value of derivative liability	(176,600)
Balance as of June 30, 2025	$1,413,100

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

The Company measures certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, as of December 31, 2025 and June 30, 2025, the Company had goodwill with a carry book value of $3,034,110, which approximated its fair value:

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

The fair value of financial instruments measured on a recurring basis as of December 31, 2025 consisted of the following:

	Fair Value Measurements as of December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Derivative liability	$1,413,100	$–	$-	$1,413,100
Total recurring fair value measurements	$1,413,100	$–	$-	$1,413,100

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

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, including inventory reserves, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the six months ended December 31, 2025 and 2024, the Company did not have any vendor credits. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling and fulfillment expenses.

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and six months ended December 31, 2025 and 2024 were as following.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Advertising and promotion	$761,962	$630,956	$1,571,952	$1,282,080

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. As of December 31, 2025 and June 30, 2025, there were no deferred offering costs included in the consolidated balance sheets.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the six months ended December 31, 2025 and 2024, sales through Amazon to Canada and other foreign countries were approximately 3.3% and 6.9% of the Company’s total sales, respectively. During the six months ended December 31, 2025, sales of hydroponic products, including ventilation and grow light systems, were approximately 9.4% of the Company’s total sales and the remaining 90.6% consisted of general gardening, home goods, and other products and accessories. During the three months ended December 31, 2024, sales of hydroponic products, including ventilation and grow light systems, were approximately 16.8% of the Company’s total sales and the remaining 83.2% consisted of general gardening, home goods, and other products and accessories. As of December 31, 2025 and June 30, 2025, the Company had approximately $0.01 million and $1.0 million of inventory stored in China, respectively. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

In December 2023, the FASB issued ASU 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets,” which requires certain crypto assets to be measured at fair value in the statement of operations, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on July 1, 2025. The adoption of ASU 2023-08 did not have a material impact on the Company’s interim unaudited condensed financial statements.

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

As a result, the Company owns 40% of the equity interest in Box Harmony with significant influence but does not own a majority equity interest or otherwise control of Box Harmony. The Company accounts for its ownership interest in Box Harmony following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of December 31, 2025 and June 30, 2025, the carrying value of the investment in Box Harmony was $13,264 and $13,264, respectively.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the six months ended December 31, 2025 and 2024, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

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

As a result, the Company owns approximately 44% of the equity interest in United Package with significant influence but does not own a majority equity interest or otherwise control of United Package. The Company accounts for its ownership interest in United Package following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of December 31, 2025 and June 30, 2025, the Company had invested total of $665,443 and $371,917 to United Package, respectively.

Note 4 – Variable Interest Entity

Effective February 15, 2022, upon acquisition of Anivia, the Company assumed the contractual arrangements between the WFOE and DHS through a variable interest operating entity structure. On September 26, 2024, Mr. Zanyu Li, the equity owner of DHS, transferred his shares to Ms. Xiaoyun Liu. Ms. Liu has become the Manager and Legal Representative of DHS and assumed all responsibilities and obligations of Mr. Zanyu Li. The transfer of equity ownership did not change the control the Company had on the VIE, therefore there was no impact on the Company’s financial statements.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities derecognized as of August 4, 2025 and the carrying amount of the VIE’s assets and liabilities as of June 30, 2025:

	Deconsolidation	June 30, 2025
Cash in bank	$160,113	$311,852
Prepayments and other receivables	$281	$279
Rent deposit	$–	$9,772
Office equipment, net	$3,539	$3,562
Accounts payable	$100,167	$99,544
Income tax payable	$–	$280,155
Other payables and accrued liabilities	$24,142	$465,990

Upon deconsolidation, the Company recorded a $39,624 loss on deconsolidation of VIE.

The operating results of the VIE were as follows for the six months ended December 31, 2025 and 2024:

	For the six months ended
	December 31, 2025	December 31, 2024
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$650,250	$(184,218)

Note 5 – Accounts Receivable

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	December 31, 2025	June 30, 2025
Accounts receivable	$7,142,273	$8,048,425
Less: allowance for credit losses	(1,974,130)	(1,924,417)
Total accounts receivable	$5,168,143	$6,124,008

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2025	$1,924,417
Allowance recorded during the three months ended September 30, 2025	49,713
Balance at September 30, 2025	1,974,130
Allowance recorded during the three months ended December 31, 2025	–
Balance at December 31, 2025	$1,974,130

Note 6 – Inventories

As of December 31, 2025 and June 30, 2025, inventories consisting of finished goods ready for sale, net of allowance for obsolescence, amounted to $3,611,859 and $8,131,203, respectively.

For the three and six months ended December 31, 2025, the Company recorded inventory reserve expense of $0 and $58,453, respectively. For the three and six months ended December 31, 2024, the Company recorded inventory reserve expense of $0 and $288,474, respectively. As of December 31, 2025 and June 30, 2025, allowance for obsolescence was $370,921 and $312,468, respectively.

Note 7 – Prepayments and Other Current Assets

As of December 31, 2025 and June 30, 2025, prepayments and other current assets consisted of the following:

	December 31, 2025	June 30, 2025
Advance to suppliers	$933,043	$1,787,296
Prepaid income taxes	–	19,072
Prepaid expenses and other receivables	758,433	1,304,842
Less: Allowance for credit losses	–	–

Total	$1,691,476	$3,111,210

Other receivables consisted of delivery fees of $29,691 and $18,699 from a third party for using the Company’s courier accounts at December 31, 2025 and June 30, 2025, respectively.

Note 8 - Digital Assets

On December 27, 2025, the Company purchased (1) 15.12 Bitcoin (BTC) at an average price of $87,686.33 per BTC, for a total amount of approximately $1,325,400 and (2) 301.10 Ethereum (ETH) at an average price of $2,934.67 per ETH, for a total amount of approximately $883,600. Pursuant to a Security and Pledge Agreement (the “Security Agreement”) by and among the Company, each of the direct and indirect Subsidiaries (as defined in the Security Agreement) of the Company (the “Guarantors”), and an entity that is an affiliate of the Convertible Note Investor, the Company granted to the Investor, for the ratable benefit of the Investor, a valid, perfected and enforceable first priority security interest in the cryptocurrency assets of the Company and the Guarantors, including without limitation all Crypto Collateral (as defined in the Security Agreement) and related assets.

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the six months ended December 31, 2025:

Fair Value
Balance as of June 30, 2025	$–
Purchase of BTC	1,325,400
Purchase of ETH	883,600
Sales of BTC	–
Sales of ETH	–
Change in fair value of BTC	(4,017)
Change in fair value of ETH	9,776
Balance as of December 31, 2025	$2,214,759

During the three and six months ended December 31, 2025, the Company recognized a net unrealized gain of $5,759 on its digital asset holdings, consisting of an unrealized loss of $4,017 related to BTC and an unrealized gain of $9,776 related to ETH.

Digital assets consisted of the following at December 31, 2025:

	December 31, 2025
Digital assets held:	Units	Cost Basis	Fair Value
BTC	15.12	$1,325,400	$1,321,383
ETH	301.10	883,600	893,376
		$2,209,000	$2,214,759

Note 9 – Intangible Assets

As of December 31, 2025 and June 30, 2025, intangible assets, net, consisted of the following:

	December 31, 2025	June 30, 2025
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,590
Accumulated amortization	(2,516,314)	(2,191,628)
Total	$2,656,643	$2,981,328

The intangible assets were acquired on February 15, 2022 through acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at December 31, 2025 was approximately 4.7 years. The amortization expense for the three and six months ended December 31, 2025 was $162,343 and $324,686, respectively. The amortization expense for the three and six months ended December 31, 2024 was $162,343 and $324,686, respectively. At December 31, 2025, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2026	$324,686
2027	609,277
2028	468,750
2029	345,912
2030	345,912
Thereafter	562,106
Intangible assets, net	$2,656,643

Note 10 – Other Payables and Accrued Liabilities

As of December 31, 2025 and June 30, 2025, other payables and accrued liabilities consisted of the following:

	December 31, 2025	June 30, 2025
Accrued payables for inventory in transit	$–	$262,570
Credit cards payable	233,894	149,276
Customer deposits	197,511	291,995
Accrued Amazon fees	77,191	76,534
Sales taxes payable	442,157	552,346
Accrued payroll and related expenses	30,915	560,387
Other accrued liabilities and payables	164	813

Total	$981,832	$1,893,921

Note 11 – Loans Payable

Long-term Convertible Notes

On December 22, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”), providing for a convertible note facility in the aggregate original principal amount of up to $30,000,000 (the “Convertible Note Facility”). At the initial closing on December 23, 2025, the Investor purchased (i) a Series A Senior Secured Convertible Promissory Note in the original principal amount of $5,184,024 (the “Series A Note”), issued in a private placement under Rule 506(b) of Regulation D, and (ii) a Series B Senior Secured Convertible Promissory Note in the original principal amount of $1,815,976 (the “Series B Note,” together with the Series A Note, the “Convertible Notes”), issued in a registered direct offering pursuant to the Company’s effective shelf registration statement on Form S-3.

The total original principal amount of the Convertible Notes issued at the initial closing was $7,000,000. Pursuant to the SPA, the parties will close on an additional Series A Convertible Note of approximately $2,000,000 (the “Additional Series A Notes”), to be issued upon the effectiveness of a resale registration statement, bringing the total funded amount to $9,000,000.

The Notes were issued at a 6% original issue discount (“OID”), resulting in gross cash proceeds to the Company of $6,580,000. After deducting placement agent fees of $394,800 and legal and other transaction expenses of $150,000, the Company received net proceeds of $6,035,200.

The Convertible Notes bear interest at a rate of 10% per annum (increasing to 17% per annum upon the occurrence and during the continuance of an Event of Default), with interest payable monthly on the first Trading Day of each calendar month commencing January 1, 2026, in shares valued at the Alternate Conversion Price or, at the Company’s election, in cash. The Convertible Notes mature on December 23, 2027.

The Convertible Notes are convertible into shares of Common Stock at a fixed Conversion Price of $17.70 per share, subject to adjustment. The holder may elect to convert at an Alternate Conversion Price equal to the lower of (i) the Conversion Price or (ii) the greater of the Floor Price or 95% of the lowest daily VWAP during the seven consecutive Trading Days preceding conversion. During an Event of Default, the Alternate Conversion Price becomes the lower of (i) the Conversion Price or (ii) the greater of the Floor Price or 90% of the lowest daily VWAP during the ten consecutive Trading Days preceding conversion. The Floor Price is $2.27 per share, subject to downward adjustment every six months to the lower of the then-current Floor Price or 20% of the trading price. On March 23, 2026, the Conversion Price automatically resets to $14.16 if then above such level. The holder is subject to a 4.99% Beneficial Ownership Cap on outstanding Common Stock, which may be increased to 9.99% upon 61 days’ notice.

The Convertible Notes contain the following redemption features: (i) upon an Event of Default, the holder may require redemption at 115% of the outstanding Conversion Amount; (ii) upon a Change of Control, the holder may require redemption at 110% of the Conversion Amount; (iii) upon a subsequent equity financing, the holder may require redemption of up to 20% of net proceeds at 110%; (iv) upon certain asset sales (only if Crypto Collateral Value falls below 150% of outstanding principal), the holder may require redemption of up to 20% of net proceeds at 110%; and (v) the Company may optionally redeem at 110% of the Conversion Amount (or 115% during an Event of Default period). The Convertible Notes also contain a modified full-ratchet anti-dilution provision whereby if the Company issues shares below the then-effective Conversion Price (other than Excluded Securities), the Conversion Price is automatically reduced to 115% of the new issuance price.

The Convertible Notes are senior secured obligations of the Company, collateralized by all cryptocurrency digital assets of the Company and certain of its subsidiaries pursuant to a Security and Pledge Agreement. The Convertible Notes are guaranteed by all subsidiaries of the Company.

In connection with the issuance of the Convertible Notes, the Company entered into (i) a Security and Pledge Agreement, dated December 22, 2025, granting the Investor a first priority security interest in the cryptocurrency digital assets of the Company and its subsidiaries; (ii) a Guaranty, dated December 23, 2025, pursuant to which all subsidiaries of the Company jointly and severally guarantee the Company’s obligations under the Convertible Notes; and (iii) a Registration Rights Agreement, dated December 23, 2025, requiring the Company to file a registration statement within 30 days of issuance to register the resale of Series A Conversion Shares and cause such registration statement to be declared effective within 60 days, with liquidated damages of 1.5% of the holder’s original principal amount payable upon failure to meet these deadlines.

Accounting and Fair Value Measurement for Embedded Derivative Liability

The Company evaluated the embedded features within the convertible note in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the following embedded features constitute a compound derivative liability requiring bifurcation from the debt host: (i) the Conversion Option, which includes multiple pricing mechanisms (fixed conversion at $17.70, Alternate Conversion Price based on 95% of lowest 7-day VWAP, Event of Default Conversion Price based on 90% of lowest 10-day VWAP, the Floor Price, the March 2026 reset, and anti-dilution adjustments); (ii) Interest Payment in Shares at the Alternate Conversion Price; and (iii) cash-settled put options arising from various redemption features (Event of Default at 115% premium, Change of Control at 110% premium, Subsequent Placement at 110% premium, and Asset Sale at 110% premium).

These features are not clearly and closely related to the debt host, meet the definition of a derivative, and do not qualify for the derivative accounting exemptions. Accordingly, the embedded features were bifurcated as a single compound derivative liability measured at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations.

The initial fair value of the compound embedded derivative liability was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 141.41%; (iii) risk-free interest rate of 3.48%; (iv) term of 2.0 years; (v) fair value of the common shares of $10.46 per share; and (vi) various probability assumptions.

At December 31, 2025, the Company remeasured the derivative liability using updated assumptions: (i) dividend yield of 0%; (ii) expected volatility of 140.88%; (iii) risk-free interest rate of 3.47%; (iv) remaining term of 1.98 years; (v) fair value of the common shares of $7.48 per share; and (vi) various probability assumptions.

Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the Convertible Notes, along with the fair value of the bifurcated embedded derivative liability, were collectively treated as a debt discount. Upon initial recognition, the total debt discount was $2,577,500, consisting of the fair value of the bifurcated derivative liability of $1,612,700, the original issue discount of $420,000, and debt issuance costs of $544,800. The debt discount is being amortized to interest expense over the two-year term using the effective interest method at an effective rate of approximately 23.2%.

During the period ended December 31, 2025, the holder converted an aggregate of $100,000 in principal of the Series B Note into 10,948 shares of Common Stock. The conversions were effected at the Alternate Conversion Price on the respective conversion dates. The Company accounted for each conversion as a partial extinguishment of the debt host and related embedded derivative liability, resulting in a loss on extinguishment of $24,100, representing the excess of the fair value of shares issued over the carrying amounts derecognized.

As of December 31, 2025, the remaining outstanding principal balance of the Convertible Notes was $6,900,000, consisting of $5,184,024 under the Series A Note and $1,715,976 under the Series B Note. The remaining unamortized debt discount balance was $2,518,469, for a net carrying amount of $4,381,531. Interest expense, including amortization of debt discount, recognized on the Convertible Notes during the three and six months ended December 31, 2025, was $37,787.

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

In addition, the ABL included an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 in financing fees including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and are to be amortized over the three-year term of the ABL as interest expense.

Below is a summary of the interest expense recorded for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Accrued interest	$61,793	$66,025	$113,507	$109,170
Credit utilization fees	8,513	14,583	18,636	36,350
Amortization of debt discount	–	59,602	–	125,906
Total	$70,306	$140,210	$132,143	$271,426

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

On December 7, 2025, the Company repaid in full the outstanding amount resulting in the termination of the ABL.

As of December 31, 2025 and June 30, 2025, the outstanding amount of the ABL, which was classified as current revolving loan payable, including interest payable, was $0 and $3,737,602, respectively.

Short-term loan payable

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the three and six months ended December 31, 2024, the Company recorded interest expense of $0 and $3,733, respectively. As of December 31, 2025 and June 30, 2025, the On-demand Loan 2 had been fully paid off.

On July 9, 2025, the Company borrowed $500,000 as a short-term loan (“RP Loan 2”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan 2 bears no interest and is due upon receipt of request of repayment. As of December 31, 2025, the outstanding balance of the RP Loan was $500,000.

On November 24, 2025, the Company issued three promissory notes totaling $2 million (the “Promissory Notes”) in exchange for gross proceeds of $2 million. The Promissory Notes were entered into with certain investors and related parties, including an entity controlled by the Company’s CEO, Chenlong Tan. The Promissory Notes bear 6.5% interest per annum and are repayable upon the earlier of 90 days or the Company’s entry into new financing arrangements. The funds received in connection with the Company’s issuance of the Promissory Notes was used to pay off the Company’s existing ABL with JPMorgan Chase Bank, N.A. (“JPMorgan”).

Note 12 - Related Party Transactions

On July 9, 2025, the Company borrowed $500,000 as a short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 11 above for details.

On November 24, 2025, the Company issued a Promissory Note in exchange for gross proceeds of $550,000 to an entity controlled by the Company’s CEO, Chenlong Tan. See Note 11 above for details.

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

In addition, Ms. Yang’s entity, Pacelor Inc. (“Pacelor”), manages a warehouse and provides fulfillment services for the Company and receives a monthly service fee, which fluctuates from month to month. Ms. Yang is the Founder and Chief Executive Officer of Pacelor. As a result, Pacelor has become a related party of the Company since June 6, 2025. For the three and six months ended December 31, 2025, the Company received $821,402 and $1,267,918 service from Pacelor. As of December 31, 2025 and June 30, 2025, the (prepayment) accounts payable to Pacelor was $(565,716) and $78,831, respectively. Ms. Yang’s other entity, Pacelor NV Inc. (“Pacelor NV”) also provides marketing services for the Company. As of December 31, 2025 and June 30, 2025, the outstanding accounts payable to Pacelor NV was $315,019 and $315,019, respectively.

Note 13 – Income Taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations in those jurisdictions for the year ended June 30, 2022. The Company’s subsidiary in China, Dayourenzai (Shenzhen) Technology Co., Ltd. (“WFOE”), is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. WFOE is subject to 5% tax rate in PRC until December 31, 2027. Since WFOE had losses during the six months ended December 31, 2025 and 2024 and the year ended June 30, 2025, no GILTI tax was recorded as of December 31, 2025 and June 30, 2025. The Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company recognized goodwill in the amount of $3,034,110. Since the acquisition was a stock acquisition, the goodwill is not deductible for tax purposes.

For the three and six months ended December 31, 2025, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

The income tax provision for the three and six months ended December 31, 2025 and 2024 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Current:
Federal	$–	$14,042	$–	$14,042
States	15,010	17,460	24,086	25,869
Foreign	–	–	–	–
Total current income tax provision	15,010	31,502	24,086	39,911

Deferred:
Federal	(675,867)	76,153	(834,477)	(444,984)
States	(159,651)	12,856	(193,287)	(110,928)
Foreign	–	–	(280,414)	–
Total deferred taxes	(835,518)	89,009	(1,308,178)	(555,912)

Total provision for income taxes	$(820,508)	$120,511	$(1,284,092)	$(516,001)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2020 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	December 31, 2025	December 31, 2024
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	5.63%	5.51%
Foreign tax rate difference	(0.85)%	(2.04%)
Reversal of over accrued income taxes of prior years for VIE	17.62%	–
Net effect of state income tax deduction and other permanent differences	(0.75%)	(2.35%)
Effective tax rate	42.65%	22.12%

As of December 31, 2025, income tax payable to US tax authorities was $3,512. As of June 30, 2025, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $19,073 and $280,155, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31, 2025	June 30, 2025
Deferred tax assets
263A calculation	$113,803	$256,568
Inventory reserve	98,792	83,180
State taxes	5,058	4,844
Accrued expenses	21,950	21,750
ROU assets / liabilities	86,829	95,711
Net operating loss	3,819,570	3,081,145
Disallowed interest expense	340,684	311,662
Stock-based compensation	629,655	336,394
Valuation allowance	(128,840)	(118,191)
Allowance for credit loss	525,795	512,289
Total deferred tax assets	5,513,296	4,585,352

Deferred tax liabilities
Depreciation	(40,528)	(56,648)
Unrealized gain/loss	(1,979)	–
Intangible assets acquired	(717,764)	(804,242)
Total deferred tax liabilities	(760,271)	(860,890)

Net deferred tax assets	$4,753,025	$3,724,462

Note 14 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to iPower Inc.	$(1,193,281)	$218,819	$(1,726,929)	$(1,810,462)

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$1,102,378	$1,047,917	$1,075,986	$1,047,570
Earnings (losses) per share of ordinary shares - basic and diluted	$(1.08)	$0.21	$(1.60)	$(1.73)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, and unvested RSUs as the Company had a net loss for the three and six months ended December 31, 2025 and 2024.

*	For the three and six months ended December 31, 2025, 81,676 and 82,217 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 15) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

*

For the three and six months ended December 31, 2024, 2,974 and 3,579 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 15) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 15 – Equity

Common Stock

As of December 31, 2025, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

On October 27, 2025, the Company effectuated the 1-for-30 Reverse Stock Split. When the Reverse Stock Split became effective, every thirty (30) shares of the Company’s issued and outstanding Common Stock immediately prior to the Effective Time automatically reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Split did not change the total number of authorized shares of Common Stock or preferred stock. As a result, unless otherwise indicated, all references to common stock, restricted stock units, warrants and options to purchase common stock, share data, per-share data, and related information have been retroactively adjusted, where applicable in the unaudited condensed consolidated financial statements and notes, to reflect the 1-for-30 reverse stock split of the Company’s common stock as if the split had occurred at the beginning of the earliest period presented.

During the six months ended December 31, 2025, the Company issued 4,460 shares of restricted Common Stock for RSUs vested.

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

Pursuant to the Warrant agreement, except for some fundamental transactions within the Company’s control, in no event shall the Company be required to net cash settle the Warrants. The Company considered and followed the rules and guidelines under ASC 480-10 and ASC 815 and concluded that the Warrants should be classified and recorded as equity. Further, as the warrants were issued as part of the Offering, the relative fair value of the Warrants was included in the gross proceeds and recorded as additional paid-in capital. As of December 31 and June 30, 2025, none of the warrants had been exercised.

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

On December 21, 2025, holders of a majority of the Company’s outstanding voting power (53.1%) approved (1) the Convertible Note Facility, (2) the issuance of in excess of 20% of the Company’s outstanding common stock at a price less than the “Minimum Price” under Nasdaq Listing Rule 5635(d), (3) an increase in authorized shares from 200,000,000 to 1,000,000,000, (4) authorization for the Board to approve one or more reverse stock splits in the range of 1-for-250 shares, and (5) authorization for the Board to adopt a mirror preferred stock.

During the six months ended December 31, 2025, the Company issued the following common stock of the Company:

•	10,948 shares in connection with the conversion of a $100,000 principal amount of convertible notes at a weighted-average conversion price of $9.13 per share;
•	20,680 shares for services to consultants; and
•	42 shares were issued as round-up shares in connection with the reverse stock split that became effective on October 27, 2025.

As of December 31, 2025 and June 30, 2025, there were 1,081,460 and 1,045,330 shares of Common Stock issued and outstanding.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2025 and June 30, 2025, respectively, there were no shares of Preferred Stock issued and outstanding.

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

Restricted Stock Unit

On November 12, 2025, the Company granted $800,000 in RSUs as bonus to Chenlong Tan, the CEO of the Company. As a result, 81,136 RSUs, calculated based on the closing price, $9.86, on the grant date, were issued to Mr. Tan. The RSUs vested immediately but contained a deferred settlement provision. As a result, settlement of the vested RSUs shall occur on the earliest of the following Code Section 409A-permitted payment events: (1) change of control of the Company that qualifies as a “change in control event” as defined under Code Section 409A; (2) Reporting Person’s separation from service (subject to any required delay under the Amended and Restated 2020 Equity Incentive Plan; (3) upon the Reporting Person’s death or disability, or (4) in the event of an “unforeseeable financial emergency,” as defined under Code Section 409A.

During the six months ended December 31, 2025 and 2024, the Company granted an additional 1,607 and 2,381 shares of RSUs to the Company’s directors, respectively.

For the three and six months ended December 31, 2025, the Company recorded stock-based compensation expense of $810,000 and $820,000, respectively, related to the vesting of RSUs. For the three and six months ended December 31, 2024, the Company recorded $22,500 and $54,288 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the six months ended December 31, 2025 and 2024. As of December 31, 2025 and June 30, 2025, the unvested number of RSUs was 989 and 463 and the unamortized expense was $18,333 and $8,333, respectively.

Information relating to RSU grants is summarized as follows:

For the six months ended December 31, 2025:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2025	463
RSUs granted	82,743	$830,000
RSUs forfeited	–
RSUs vested	(82,217)
RSUs granted, but not vested, at December 31, 2025	989

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of December 31, 2025, of 95,804 vested RSUs, 13,989 shares of Common Stock were issued, and 81,815 shares were to be issued in the future. As of June 30, 2025, of the 13,587 vested RSUs, 9,529 shares of Common Stock were issued, and 4,058 shares were to be issued in the near future.

For the six months ended December 31, 2024:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2024	109
RSUs granted	2,381	$90,000
RSUs forfeited	–
RSUs vested	(1,497)
RSUs granted, but not vested, at December 31, 2024	993

____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of December 31, 2024, of the 10,124 vested RSUs, 9,529 shares of Common Stock were issued, and 2,974 shares were to be issued in the near future.

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

The estimated achievement status of the operational milestones as of December 31, 2025 was as follows:

Revenue in Fiscal Year		Operating Income in Fiscal Year
Milestone (in Millions)	Achievement Status	Milestone (in Millions)	Achievement Status

$90	Probable	$6	Probable
$100	Probable	$8	Probable
$125	Probable	$10	Probable
$150	Probable	$12	–
$200	–	$16	–
$250	–	$20	–

The Company evaluated the performance condition and market condition under ASC 718-10-20. The Option Grants are considered an award containing a performance and a market condition and both conditions (in this case at least one of the performance conditions) must be satisfied for the award to vest. The market condition is incorporated into the fair value of the award, and compensation cost is recognized over the requisite service period, which is based on the implied service period derived from valuation model and one of the performance conditions probable achievement. In relation to the five awards deemed probable to vest, the recognition period ranges from three to ten years. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed to the extent any expense has been recognized related to such tranche) because the vesting condition in the award would not have been satisfied.

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

The total fair value of the Option Grants was $3.2 million of which, at December 31, 2025, $1.0 million is deemed probable of vesting.

During the year ended June 30, 2025, the Company reassessed the expected timing of meeting the performance conditions. According to ASC 718-10-55-78, since the number of awards expected to vest and the fair value had changed with the new estimate, the adjustment affected the recognition value and years to vest. Therefore, the Company had reversed $701,807 of the expenses recorded for non-vesting tranches and applied the prospective approach to record adjustment on tranches expected to be vested in future periods. As of December 31, 2025, none of the options had vested. For the three and six months ended December 31, 2025, the Company recorded $40,691 and $81,382, respectively, of stock-based compensation expense related to the Option Grants. For the three and six months ended December 31, 2024, the Company recorded $75,302 and $185,684, respectively, of stock-based compensation expense related to the Option Grants. As of December 31, 2025, unrecognized compensation cost related to tranches probable of vesting is approximately $951,354 and will be recognized over five to six years, depending on the tranche.

On August 29, 2024, the board of directors (the “Board”) of the Company, based on the recommendation of the compensation committee of the Board, approved a grant of 40,000 stock options (the “2024 Stock Options”) issuable to Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). Following the Board’s approval, Mr. Tan and the Company entered into a stock option award agreement (the “Stock Option Award Agreement”).

According to the Stock Option Award Agreement, and subject to the terms and conditions of the Stock Option Award Agreement and the Plan, upon vesting of the 2024 Stock Options, Mr. Tan will have the option to purchase the Company’s Common Stock at an exercise price of $42.9 per share (which is 110% of the Fair Market Value of the stock on the grant date). The 2024 Stock Options have a term of 10 years and will vest as follows: 1,000 2024 Stock Options vested on the grant date (August 29, 2024), and 1,084 2024 Stock Options will vest on the first day of each month from September 1, 2024, to August 1, 2027.

On the grant date, a Black-Scholes Model was used to determine the fair value of the 2024 Stock Options with the following inputs:

•	Stock Price - $1.30 (pre-reverse-split price)
•	Exercise Price - $1.43 (pre-reverse-split price)
•	Volatility – 101%
•	Expected Term –5.71 years
•	Risk Free Rate of Return – 3.66%
•	Dividend Yield – 0%

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the three and six months ended December 31, 2025, 3,250 and 6,500 stock options were vested and the Company recorded $99,512 and $199,024 as stock compensation expense, respectively. For the three and six months ended December 31, 2024, 97,500 and 160,000 stock options were vested and the Company recorded $99,512 and $163,302 as stock compensation expense. As of December 31, 2025, the unrecognized compensation cost of the 2024 Stock Options was approximately $0.66 million and will be recognized monthly through August 1, 2027.

Note 16 - Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2025 and June 30, 2025, $2,011,738 and $2,007,890, respectively, were deposited with various financial institutions and financial services companies in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $1.5 million and $1.4 million, respectively, in excess of the FDIC insurance limit, as of December 31, 2025 and June 30, 2025.

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

Customer and vendor concentration risk

For the six months ended December 31, 2025 and 2024, Amazon Vendor and Amazon Seller customers accounted for 75% and 91% of the Company's total revenues, respectively. As of December 31, 2025 and June 30, 2025, respectively, accounts receivable from Amazon Vendor and Amazon Seller accounted for 78% and 72% of the Company’s total accounts receivable.

For the six months ended December 31, 2025 and 2024, one supplier accounted for 64% and 8% of the Company's total purchases, respectively. As of December 31, 2025 and June 30, 2025, accounts payable to one supplier accounted for 21% and 10% of the Company’s total accounts payable.

Note 17 - Leases

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

	For the Three Months Ended December 31,
	2025	2024
Lease cost
Operating lease cost (included in G&A in the Company's statement of operations)	$361,746	$534,836
Short-term lease expenses	–	28,880

Other information
Cash paid for amounts included in the measurement of lease liabilities	$378,512	$544,820
Remaining term in years	2.42	0.33 – 3.42
Average discount rate - operating leases	5%	5 - 6%

	For the Six Months Ended December 31,
	2025	2024
Lease cost
Operating lease cost (included in G&A in the Company's statement of operations)	$723,491	$1,264,477
Short-term lease expenses	9,781	224,068

Other information
Cash paid for amounts included in the measurement of lease liabilities	$757,024	$1,285,143
Remaining term in years	2.42	0.33 – 3.42
Average discount rate - operating leases	5%	5 - 6%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	12/31/2025	6/30/2025
Right of use asset - non-current	$3,286,752	$3,915,539

Lease Liabilities – current	1,418,909	1,361,111
Lease Liabilities - non-current	2,193,849	2,913,967
Total operating lease liabilities	$3,612,758	$4,275,078

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2026	$776,894
2027	1,586,572
2028	1,459,411
Less: Imputed interest/present value discount	(210,119)
Present value of lease liabilities	$3,612,758

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

On February 1, 2026, the Company entered into a software asset transfer agreement (the “Software Asset Transfer Agreement”) with its then-wholly owned subsidiary, Global Product Marketing, Inc., a Nevada corporation (“GPM”), pursuant to which GPM assigned, transferred and conveyed to the Company all of GPM’s right, title and interest in its Software Assets (as defined in the agreement), and the Company assumed all outstanding vendor payables related to the Software Assets. In addition, the Software Asset Transfer Agreement granted GPM a non-exclusive worldwide, perpetual, irrevocable and royalty free license to use, reproduce and modify the licensed software, thus allowing the Company and GPM to collaborate in the software development on a going forward basis. Further, in the event GPM resells the Original Software code (as defined in the agreement), GPM shall pay the Company 50% of the proceeds received in relation to such sale.

Thereafter, on February 1, 2026, the Company entered into a stock purchase agreement (the “SPA”) with ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”). The Promissory Note is repayable in full in seven years, may be prepaid at any time, and repayment may be credited from time to time by purchase orders (as described below) made under a supply and distribution agreement, dated February 1, 2026 (the “Supply and Distribution Agreement”), between the Company, GPM and ETTS AI.

Under the Supply and Distribution Agreement, the Company and GPM agreed that the Company will act as exclusive supplier in the United States, Canada and Mexico for all existing SKUs that have historically been distributed from the Company to GPM, thus allowing the Company to continue in its role of supplier to GPM while divesting of the cost center associated with GPM’s sales function. As distributor, The Company will charge GPM, as supplier, a price mutually agreed on for each product and has the right to add up to 15% margin on top of the net cost. In addition, GPM will charge the Company a cooperative marketing fee, which will be defined in a subsequent agreement between the parties. Under the Supply and Distribution Agreement, payment on all purchase orders are due within seven days of GPM’s receipt of payment from its customers and amounts identified as “Margin” (i.e., the Company’s cost x margin on the SKUs purchased by GPM) may be applied on a dollar-for-dollar as a credit/offset against the outstanding amounts owed under the Promissory Note. The Supply and Distribution Agreement has a term of five years and automatically renews thereafter for subsequent two-year terms, unless 90 days’ notice is provided prior to the expiration of such term. In addition, the Supply and Distribution Agreement contains standard limitation on liability, indemnification and other provisions standard for an agreement of this nature.

Pursuant to the Securities Purchase Agreement dated December 22, 2025 (the “Purchase Agreement”) with an institutional investor (the “Investor”), on February 9, 2026, the Company delivered an Additional Mandatory Closing Notice (as defined in the Purchase Agreement) to the Investor and, on February 10, 2026, consummated the Additional Mandatory Closing in accordance with the Purchase Agreement, receiving $1,880,00 in exchange for issuing a $2,000,000 aggregate principal amount of the Additional Mandatory Series A Note to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any event of default.

As disclosed in the Company’s Information Statement on Schedule 14C, filed with the SEC on January 21, 2026 (the “Information Statement”), a majority of the Company’s stockholders approved by written consent amending the Company’s Equity Incentive Plan to increase shares authorized for issuance under the Plan by an additional 40,000,000 shares (the “Increase in EIP Authorized Shares”). The actions disclosed in the Information Statement, including the Increase in EIP Authorized Shares, became effective on or about February 10, 2026, 20 days after filing the Information Statement.

On February 10, 2026, the Company announced that its Board has authorized a share repurchase program for up to $2.0 million of common stock (the “Share Buyback Program”). Share repurchases under the Share Buyback Program, if any, may be made from time to time on the open market or through privately negotiated transactions, including, without limitation, through Rule 10b5-1 trading plans, any other legally permissible means, or any combination of the foregoing. The Share Buyback Program has no time limit, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow.

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

Overview

Driven by technology and data, iPower operates as an online retailer and supplier of consumer goods and provides value-added e-commerce services to third-party products and brands. Our capabilities include established online sales channels, robust fulfillment operations, a network of warehouses serving the United States, competitive last-mile delivery partners, and a differentiated business intelligence platform. Leveraging these capabilities, we utilize proprietary, data-driven methodologies to support product launches and sales optimization, with the objective of efficiently bringing products to market and delivering value to customers in the United States and other markets.

Our sales channels currently include Amazon Vendor Central, Amazon Seller Central (3P), Walmart.com, TikTok, Temu, other online marketplaces, and our owned e-commerce websites.

We are also actively developing and marketing in-house branded products, as well as products offered through supply-chain partners. Our current brand portfolio includes iPower, Simple Deluxe, and other brands, offering products across categories such as home goods, fans, pet products, outdoor and gardening products, and consumer electronics. While we continue to focus on our core product categories, we seek to expand our product catalog through additional in-house development and partnerships with suppliers, guided by market data analytics.

iPower is positioning itself at the intersection of digital assets and real-world commerce by leveraging its established e-commerce, logistics, and data infrastructure to support the distribution and integration of compliant digital-asset products through licensed partners.

We initiated the Digital Treasury Strategy on June 17, 2025, with the plan of creating a Digital Treasury Strategy business. As this Digital Treasury Strategy is a newly planned addition to our business model, we cannot predict its success or how it will affect our business over the long term.

The Digital Treasury Strategy is intended to provide measured, long-term exposure to digital assets that management believes may become increasingly integrated into commerce, while aligning the Company’s treasury strategy with its operational focus on digital-asset-related initiatives.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine may nonetheless increase the likelihood of supply chain interruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruption, we have experienced a decrease in the speed with which we have been able to purchase new inventory, as well as an increase in costs due to delays in shipping, resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Recent Developments

Reverse Stock Split

At the 2025 annual meeting of stockholders of the Company, the Company’s stockholders approved a proposal authorizing the board of directors of the Company (the “Board”), in its sole discretion, to effect a reverse stock split of the outstanding shares of the Company’s common stock, at a reverse split ratio in the range of one-for-two (1:2) to one-for-two hundred (1:200), as determined by the Board, whereby every two to two hundred shares of the authorized, issued and outstanding common stock will be combined into one share of authorized, issued and outstanding common stock. Pursuant to such authority granted by the Company’s stockholders at the Annual Meeting, the Board approved a reverse split of between one-for-twenty (1:20) and one-for-thirty (1:30) (the “Reverse Stock Split”) of the common stock on October 13, 2025, subject to final determination of the Company’s management. Company management subsequently determined to effectuate a one-for-thirty (1:30) Reverse Stock Split and October 22, 2025, the Company filed a certificate of amendment to amend the certificate of incorporation of the Company with the Secretary of State of the State of Nevada, with an effective date of October 27, 2025.

The Reverse Stock Split became effective at the start of trading on October 27, 2025 (the “Effective Time”), at which time, every thirty (30) shares of the Company’s issued and outstanding common stock immediately prior to the Effective Time was automatically reclassified into one (1) share of common stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of common stock issuable upon the exercise or vesting of the Company’s outstanding warrants and restricted stock units in proportion to the ratio of the Reverse Stock Split and caused a proportionate increase in the exercise prices of such stock options. The Reverse Stock Split did not change the total number of authorized shares of common stock or preferred stock.

On October 27, 2025, trading of the Company’s common stock continued on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis.

Promissory Notes

On November 24, 2025, the Company issued three promissory notes totaling $2 million (the “Promissory Notes”) in exchange for gross proceeds of $2 million. The Promissory Notes were entered into with certain investors and related parties, including an entity controlled by the Company’s CEO, Chenlong Tan.

The Promissory Notes bear 6.5% interest per annum and were repayable upon the earlier of 90 days or the Company’s entry into new financing arrangements. The funds received in connection with the Company’s issuance of the Promissory Notes were used to pay off the Company’s existing asset-backed lending facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to the Company’s credit agreement with JPMorgan, originally dated November 12, 2021, as amended (the “Credit Agreement”). As a result of the repayment, the Company has initiated the termination of the related Uniform Commercial Code filings.

The Promissory Notes were repaid on February 12, 2026.

Stockholder Action

On December 21, 2025, a majority of the Company’s stockholders (representing 53.1% of the Company’s outstanding voting power) took the following actions to approve: (1) the Convertible Note Facility (defined below); (2) the issuance of in excess of 20% of the Company’s outstanding common stock at a price less than the “Minimum Price” as defined in Nasdaq List Rule 5635(d); (3) authorizing an amendment to the Company’s articles of incorporation for the sole purpose of increasing the Company’s authorized shares from 200,000,000 shares, consisting of 180,000,000 shares of common stock and 20,000,000 shares of preferred stock, to 1,000,000,000 shares, consisting of 950,000,000 shares of common stock and 50,000,000 shares of preferred stock; (4) authorizing the Board to approve one or more reverse stock splits, in the range of 1-for-250 shares, with the Board to determine when, if ever, to effectuate such reverse stock split; and (5) authorizing the Company’s Board to adopt a mirror preferred stock in order to allow the Company to more easily achieve quorum in the event the Company needs to call a meeting to effectuate a reverse stock split for purposes of maintaining its Nasdaq listing or increase the Company’s Authorized shares.

The Company filed a preliminary information statement on Schedule 14C (the “Schedule 14C”) with the SEC on January 7, 2026. Following any SEC review, the Company will then finalize and mail the Schedule 14C to stockholders as of the December 22, 2025 record date.

Convertible Note Facility

On December 22, 2025, the Company entered into a Securities Purchase Agreement with a certain institutional investor (the “Investor”) named therein (the “Purchase Agreement”) providing for the purchase by the Investor of a 6% original issue discount (OID) convertible note facility in the aggregate original principal amount of $30,000,000 (the “Convertible Note Facility”), in which the Investor initial purchased (i) a series A senior secured convertible note in the aggregate original principal amount of $5,184,024 (the “Series A Convertible Note”), and shares of the Company’s common stock, issuable pursuant to the terms of the Series A Convertible Notes (the “Series A Conversion Shares”) in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act, and (ii) $1,815,976 aggregate principal amount of a series B senior secured convertible note (the “Series B Convertible Notes,” together with the Series A Convertible Notes, the “Convertible Notes”), and shares of the Company’s common stock issuable pursuant to the terms of the Series B Convertible Notes (the “Series B Conversion Shares”) in a registered direct offering pursuant to a currently effective shelf registration statement on Form S-3 (File No. 333-274665), which has been declared effective by the SEC on September 29, 2023. In addition, pursuant to the Purchase Agreement, the parties closed on an additional approximately $2,000,000 of Series A Convertible Notes (the “Additional Series A Notes”), bringing the total amount of 6% OID Convertible Notes sold to $9,000,000, with the Additional Series A Notes to be paid for and issuable upon the effectiveness of a resale registration statement registering the Series A Convertible Notes. At closing, as consideration for issuance of the Convertible Notes, the Company received gross proceeds of $6,580,000, before deducting expenses.

Digital Offering LLC acted as placement agent and received $394,800 in placement agent fees.

The Convertible Notes are convertible into shares of the Company’s common stock at a fixed Conversion Price of $17.70 per share, subject to adjustment as provided in the Convertible Notes. The holder may elect to convert at an Alternate Conversion Price, which provides for conversion at a discounted price based on recent trading VWAP. The Alternate Optional Conversion Price is equal to the lower of (i) the Conversion Price or (ii) the greater of (x) the Floor Price (as defined below) or (y) 95% of the lowest VWAP during the seven (7) consecutive trading day period ending on the trading day immediately preceding delivery of the conversion notice. The Alternate Event of Default Conversion Price is equal to the lower of (i) the Conversion Price or (ii) the greater of (x) the Floor Price or (y) 90% of the lowest VWAP during the ten (10) consecutive trading day period ending on the trading day immediately preceding delivery of the conversion notice. The Floor Price is $2.27 per share, subject to adjustment.

The Convertible Notes are senior secured obligations of the Company, secured by Collateral (as defined in the Security and Pledge Agreement), consisting of all of the cryptocurrency and cryptocurrency related assets of the Company and certain of its subsidiaries.

On December 23, 2025, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”), which provides the Investor with certain registration rights with respect to the resale of the Series A Conversion Shares issuable upon conversion of the Series A Convertible Notes. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the SEC on January 12, 2026 to register the resale of the Series A Conversion Shares.

On February 9, 2026, the Company delivered an Additional Mandatory Closing Notice to the Investor and, on February 10, 2026, consummated the Additional Mandatory Closing in accordance with the Purchase Agreement, receiving $1,880,00 in exchange for issuing a $2,000,000 aggregate principal amount of the Additional Mandatory Series A Note to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any Event of Default.

Initial Acquisitions under the Digital Treasury Strategy

On June 17, 2025, the Company adopted a digital asset reserve, allocation and development strategy with the plan of creating a Digital Treasury Strategy business. On December 29, 2025, the Company announced the following initial acquisitions under the Digital Treasury Strategy: (1) the purchase of 15.1 Bitcoin (BTC) at an average price of $87,686.33 per BTC, for a total notional value of approximately $1,325,400 and (2) the purchase of 301.1 Ethereum (ETH) at an average price of $2,934.67 per ETH, for a total notional value of approximately $883,600.

As this Digital Treasury Strategy is a new addition to our business model, we cannot predict its success or if we will continue with this strategy for the long term.

RESULTS OF OPERATIONS

For the three months ended December 31, 2025 and 2024

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Variance
Revenues - product sales	$7,133,602	17,606,889	(59.5%)
Revenues - service income	–	1,465,682	(100.0%)
	7,133,602	19,072,571	(62.6%)

Cost of revenues - product costs	3,994,680	9,461,119	(57.8%)
Cost of revenues - service costs	–	1,221,566	(100.0%)
	3,994,680	10,682,685	(62.6%)

Gross profit	3,138,922	8,389,886	(62.6%)
Operating expenses	5,576,899	7,706,279	(27.6%)
Operating loss	(2,437,977)	683,607	(456.6%)
Other income	424,188	(347,432)	(222.09%)
Loss before income taxes	(2,013,789)	336,175	(699.0%)
Income tax (benefit) expense	(820,508)	120,511	(780.9%)
Net loss	(1,193,281)	215,664	(653.3%)
Non-controlling interest	–	(3,155)	(100.0%)
Net loss income attributable to iPower Inc.	(1,193,281)	218,819	(645.3%)
Other comprehensive loss	(379)	156,130	(100.2%)
Comprehensive loss attributable to iPower Inc.	$(1,193,660)	374,949	(418.4%)

Gross profit % of revenues – product sales	44.0%	46.3%
Gross profit % of revenues – service income	–	16.7%
Operating loss % of revenues	(34.2%)	3.6%
Net income (loss) % of revenues	(16.7%)	1.1%

Revenues

Revenues for the three months ended December 31, 2025 decreased 62.6% to $7,133,602 as compared to $19,072,571 for the three months ended December 31, 2024. While pricing remained stable, the decrease was mainly due to the combination of decreased orders from Amazon, disruption of product supply, and decreased logistic service income, during the quarter ended December 31, 2025. In addition, the Company also experienced a significant decrease in Amazon orders as a result of the negative impact from uncertainty over tariffs during quarter ended December 31, 2025.

Costs of Revenues

Costs of revenues for the three months ended December 31, 2025 decreased 62.6% to $3,994,680 as compared to $10,682,685 for the three months ended December 31, 2024. The decrease was primarily due to the decrease in sales.

Gross Profit

Gross profit was $3,138,922 for the three months ended December 31, 2025 as compared to $8,389,886 for the three months ended December 31, 2024. While the gross profit ratio of the product sales revenues decreased to 44% for the three months ended December 31, 2025 from 46.3% for the three months ended December 31, 2024, the overall gross profit ratio of the total sales revenues for the three months ended December 31, 2025 and 2024 was 44%. The decrease in the gross profit ratio of the product sales revenues was primarily driven by increases in product costs.

Operating Expenses

Operating expenses for the three months ended December 31, 2025 decreased 27.6% to $5,576,899 as compared to $7,706,279 for the three months ended December 31, 2024. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $1.6 million as a result of decrease in sales and a decrease in general and administrative expenses of $0.6 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses. The decrease in general and administrative expenses was primarily attributable to the implementation of a cost-cutting plan during the current quarter, as compared to the prior-year period which included expenses related to the expansion of our vendor network, the development of the SuperSuite platform, and an increase in the allowance for credit losses and inventory reserves totaling $1.76 million for the quarter ended December 31, 2024.

Income (Loss) from Operations

Income (loss) from operations was $(2,437,977) for the three months ended December 31, 2025 as compared to $683,607 of income from operations for the three months ended December 31, 2024. The decrease in income was primary due to the combination of decrease in sales and operating expenses as discussed above.

Other Income (Expense)

Other income (expense) consists of interest expense and other non-operating income (expense). Other income (expense) for the three months ended December 31, 2025 was $424,188 as compared to $(347,432) for the three months ended December 31, 2024. The increase in other income was mainly due to combination of the increase in other non-operating income of $639,109 resulted from refund of Employee Retention Tax Credit, change in fair value of derivative liability,  and gain on disposal of vehicle.

Net Income (Loss) Attributable to iPower Inc.

Net income (loss) attributable to iPower Inc. for the three months ended December 31, 2025 was $(1,193,281) as compared to $218,819 for the three months ended December 31, 2024, representing an increase in net loss of $1,412,100, which was primarily due to a combination of the increase in loss from operations and the increase in other income as discussed above.

Comprehensive Income (Loss) Attributable to iPower Inc.

Comprehensive income (loss) attributable to iPower Inc. for the three months ended December 31, 2025 was $(1,193,660) as compared to $374,949 for the three months ended December 31, 2024, representing an increase in comprehensive loss of $1,568,609. The increase was due to the reasons discussed above, along with a decrease in other comprehensive income of $156,509 due to reduced foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our subsidiary and VIE in the PRC, to USD, the reporting currency of the Company.

For the six months ended December 31, 2025 and 2024

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024	Variance
Revenues - product sales	$17,618,347	35,882,301	(50.9%)
Revenues - service income	1,532,722	2,198,791	(30.3%)
	19,151,069	38,081,092	(49.7%)

Cost of revenues - product costs	9,872,942	19,378,567	(49.1%)
Cost of revenues - service costs	1,332,681	1,824,742	(27.0%)
	11,205,623	21,203,309	(47.2%)

Gross profit	7,945,446	16,877,783	(52.9%)
Operating expenses	12,078,602	18,940,610	(36.2%)
Operating loss	(4,133,156)	(2,062,827)	100.4%
Other income (expenses)	1,122,135	(269,627)	(516.2%)
Loss before income taxes	(3,011,021)	(2,332,454)	29.1%
Income tax (benefit) expense	(1,284,092)	(516,001)	148.9%
Net loss	(1,726,929)	(1,816,453)	4.93%
Non-controlling interest	–	(5,991)	(100.0%)
Net loss income attributable to iPower Inc.	(1,726,929)	(1,810,462)	4.6%
Other comprehensive income	24,564	101,076	(75.7%)
Comprehensive loss attributable to iPower Inc.	$(1,702,365)	(1,709,386)	0.41%

Gross profit % of revenues – product sales	44.0%	46.0%
Gross profit % of revenues – service income	13.1%	17.0%
Operating loss % of revenues	(21.6%)	(5.4%)
Net loss % of revenues	(9.0%)	(4.8%)

Revenues

Revenues for the six months ended December 31, 2025 decreased 49.7% to $19,151,069 as compared to $38,081,092 for the six months ended December 31, 2024. While pricing remained stable, the decrease was mainly due to the combination of decreased orders from Amazon and disruption of product supply during the six months ended December 31, 2025. In addition, the Company also experienced a significant decrease in Amazon orders due to uncertainty over tariffs during the six months ended December 31, 2025.

Costs of Revenues

Costs of revenues for the six months ended December 31, 2025 decreased 47.2% to $11,205,623 as compared to $21,203,309 for the six months ended December 31, 2024. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in sales.

Gross Profit

Gross profit was $7,945,446 for the six months ended December 31, 2025 as compared to $16,877,783 for the six months ended December 31, 2024. While the overall gross profit ratio of the total sales revenues decreased to 41.5% for the six months ended December 31, 2025 from 44.3% for the six months ended December 31, 2024, the gross profit ratio of product sales revenue for the six months ended December 31, 2025 and 2024 was 44.0% and 46.0%, respectively. The decrease in the gross profit ratio was primarily driven by the decrease in the logistics service income and secondarily by increases in freight costs and product costs.

Operating Expenses

Operating expenses for the six months ended December 31, 2025 decreased 36.2% to $12,078,602 as compared to $18,940,610 for the six months ended December 31, 2024. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $2.3 million as a result of decreased sales and costs related to advertising, merchant fees, rental expenses and delivery fees, and a decrease in general and administrative expenses of $4.6 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses. The decrease in general and administrative expenses was primarily attributable to the implementation of a cost-cutting plan during the current period, as compared to the prior-year period which included expenses related to the expansion of our vendor network, the development of the SuperSuite platform, and an increase in the allowance for credit losses and inventory reserves totaling $1.8 million for the six months ended December 31, 2024.

Loss from Operations

Loss from operations was $4,133,156 for the six months ended December 31, 2025 as compared to $2,062,827 for the six months ended December 31, 2024. The increase in loss was primary due to the combination of decrease in sales and operating expenses as discussed above.

Other Income (expense)

Other income (expense) consists of interest expense and other non-operating income (expense). Other income (expense) for the six months ended December 31, 2025 was $1,122,135 as compared to $(269,627) for the six months ended December 31, 2024. The increase in other income was mainly due to combination of the increase in other non-operating income of $1,219,713 resulted from discounted settlement and write-offs of aged accounts payable, recognition of loss on deconsolidation of VIE, a decrease in interest, including amortization of debt discount, on the revolving loan of $73,924 during the six months ended December 31, 2025 resulted from the termination of the revolving ABL, refund of Employee Retention Tax Credit, change in fair value of derivative liability,  and gain on disposal of vehicle.

Net Income (Loss) Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the six months ended December 31, 2025 was $1,726,929 as compared to $1,810,462 for the six months ended December 31, 2024, representing a decrease in net loss of $83,533, which was primarily due to the combination of increase in loss from operations and the increase in other income as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the six months ended December 31, 2025 was $1,702,365 as compared to $1,709,386 for the six months ended December 31, 2024, representing a slight decrease in comprehensive loss of $7,021, which was due to the reasons discussed above, along with a decrease in other comprehensive income of $76,512 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our subsidiary and VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the six months ended December 31, 2025, we primarily funded our operations with cash and cash equivalents generated from operations, borrowing from related party, as well as through borrowings under our credit facility from JPMorgan Chase Bank (“JPM”) and close of a convertible notes financing on December 23, 2025. Additionally, on June 18, 2024, we closed on a registered direct offering of 69,445 shares of common stock (the “Shares”) and a concurrent private placement of warrants to purchase up to 69,445 shares of common stock (the “Warrants”), which Shares and Warrants were sold for aggregate gross proceeds of $5,000,002. As of December 31, 2025, we had cash and cash equivalents of $2,011,738, representing a $3,848 increase from $2,007,890 in cash as of June 30, 2025. The cash increase was primarily due to the combined result of cash provided by operating activities, cash used in investing activities and financing activities resulting from our payments to pay down the JPM revolving line of credit and proceeds from convertible notes.

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

Working Capital

As of December 31, 2025 and June 30, 2025, our working capital was $6.7 million and $4.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash provided by (used in) operating activities for the six months ended December 31, 2025 and 2024 was $763,906 and $(1,387,926), respectively. The increase in cash provided by operating activities mainly resulted from an increase in cash received from customers, which was partially offset by an increase in cash paid for cost of revenues and operating expenses.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2025 and 2024 was $5,593,628 and $664,366, respectively. The increase was mainly due to deconsolidation of VIE cash, payments made for investment in joint venture, purchase of digital assets, and prepayments made for software developments during the quarter ended December 31, 2025.

Financing Activities

Net cash provided by (used in) in financing activities was $4,822,051 and $(2,558,389), respectively, for the six months ended December 31, 2025 and 2024. The increase in net cash provided by financing activities was primarily due to a combination of proceeds from a convertible note financing and payments on the revolving loan.

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

Digital Assets

The Company accounts for its digital assets, which currently are comprised solely of Bitcoin (“BTC”) and Ethereum (“ETH”), as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC Topic 820, “Fair Value Measurement,” based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the statement of operations.

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

During the six months ended December 31, 2025 and 2024, the Company performed a qualitative goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C and noted no goodwill impairment. As of December 31, 2025 and June 30, 2025, the goodwill balance amounted to $3,034,110 and $3,034,110, respectively.

 Embedded derivative liability

The Company evaluates the embedded features of its financial instruments, including its convertible notes payable in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value.

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the six months ended December 31, 2025:

Derivative Liability	Amount
Balance as of June 30, 2025	$–
Initial fair value upon issuance of convertible notes	1,612,700
Extinguishment of derivative liability upon conversion of convertible notes	(23,000)
Gain on change in fair value of derivative liability	(176,600)
Balance as of June 30, 2025	$1,413,100

Intangible Assets, net

Finite life intangible assets at December 31, 2025 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the six months ended December 31, 2025 and 2024.

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

As of December 31, 2025, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently party to any pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

We refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2025 for a detailed description of our significant risk factors. As of December 31, 2025, there have been no material changes from those risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

10b5-1 Plans

During our fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

2026 Annual Meeting

On February 19, 2026, the Company’s Board established April 13, 2026 as the date of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). The exact time and place of the 2026 Annual Meeting will be specified in our proxy statement and related material for the 2026 Annual Meeting. Because the date of the 2026 Annual Meeting has been changed by more than 30 days since the first anniversary of our 2025 Annual Meeting of Stockholders held on June 23, 2025, the Board has set a new deadline for the receipt of any stockholder proposals submitted for the 2026 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2026 Annual Meeting, the proposal must be submitted in writing to us for receipt not later than March 1, 2026. Additionally, to be included in our proxy materials, proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act. Stockholders who wish to raise a proposal for consideration at the 2026 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than March 1, 2026. If a stockholder fails to provide such notice, the respective proposal need not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2026 Annual Meeting. In addition to satisfying the requirements of the advance notice provisions of our bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. In any case, proposals should be sent to iPower Inc., 8798 9th Street, Rancho Cucamonga, CA 91730, Attention: Corporate Secretary.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 21, 2025).
3.3	Third Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2025).
4.1	Form of Series A Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2025).
4.2	Form of Series B Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2025).
10.1	Form of Promissory Note (portions of this exhibit have been omitted due to confidentiality in accordance with Item 601(b)(2)(ii) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2025).
10.2	Form of Securities Purchase Agreement, dated December 22, 2025, between iPower Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2025).
10.3	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2025).
10.4	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 23, 2025).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 23, 2025).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

February 20, 2026	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer, President and Interim Chief Financial Officer
Principal Executive Officer and Principal Financial and Accounting Officer

