Form 10-Q
period 2026-03-31
iPower Inc.
filed 2026-05-20
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock on May 20, 2026 was 5,289,919.

iPower Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2026 and June 30, 2025

	March 31,	June 30,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$713,685	$1,677,879
Accounts receivable, net	7,064,189	6,124,008
Inventories, net	2,536,961	8,131,203
Restricted Cash - BitGo	2,209,000	–
Prepayments and other current assets, net	1,973,215	2,567,706
Current assets held for sale	–	873,515
Total current assets	14,497,050	19,374,311

Non-current assets
Right of use	2,966,202	3,915,539
Property and equipment, net	166,441	390,349
Deferred tax assets, net	4,990,836	3,724,462
Goodwill	–	3,034,110
Investment in joint venture	13,264	385,180
Note Receivable	2,300,000	–
Intangible assets, net	2,494,300	2,981,328
Digital assets	1,664,827	–
Other non-current assets	2,213,668	1,837,488
Total non-current assets	16,809,538	16,268,456
Total assets	$31,306,588	$35,642,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, net	$3,016,663	$7,180,009
Other payables and accrued liabilities	2,136,690	1,769,421
Lease liability - current	1,450,340	1,361,111
Revolving loan payable, net	–	3,737,602
Income taxes payable	–	183,195
Current liabilities held for sale	–	221,460
Total current liabilities	6,603,693	14,452,798

Non-current liabilities
Convertible notes payable	4,470,518	–
Derivative liability - Conversion option	1,264,600	–
Lease liability - non-current	1,817,153	2,913,967
Total non-current liabilities	7,552,271	2,913,967
Total liabilities	14,155,964	17,366,765

Commitments and contingency	–	–

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and June 30, 2025	–	–
**Common stock, $0.001 par value; 180,000,000 shares authorized; 1,773,999 and 1,045,330 shares issued and outstanding at March 31, 2026 and June 30, 2025	1,774	1,045
Additional paid in capital	37,528,080	33,481,201
Accumulated deficits	(20,380,696)	(15,198,889)
Non-controlling interest	(47,462)	(47,462)
Accumulated other comprehensive loss	48,928	40,107
Total stockholders' equity	17,150,624	18,276,002

Total liabilities and stockholders' equity	$31,306,588	$35,642,767

**	Unless otherwise indicated, all shares of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 16 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$3,498,681	$15,018,227	$16,990,959	$49,422,823
Service income	–	1,023,445	1,532,722	3,222,236
Total revenues	3,498,681	16,041,672	18,523,681	52,645,059
COST OF REVENUES
Product costs	2,743,132	8,306,217	10,353,516	27,043,417
Service costs	–	879,995	1,332,681	2,704,737
Total cost of revenues	2,743,132	9,186,212	11,686,197	29,748,154
GROSS PROFIT	755,549	6,855,460	6,837,484	22,896,905

OPERATING EXPENSES:
Selling and fulfillment	991,037	5,373,932	7,348,039	15,687,013
General and administrative	908,773	1,816,032	4,630,041	10,033,958
Total operating expenses	1,899,810	7,189,964	11,978,080	25,720,971
LOSS FROM OPERATIONS	(1,144,261)	(334,504)	(5,140,596)	(2,824,066)

OTHER INCOME (EXPENSE)
Interest expenses	(432,167)	(81,968)	(611,108)	(362,602)
Loss on equity method investment	–	(986)	–	(2,707)
Loss on deconsolidation of VIE	(1,269)	–	(40,893)	–
Unrealized gain (loss) on digital assets	(549,932)	–	(544,173)	–
Impairment loss - goodwill	(3,034,110)	–	(3,034,110)	–
Change in fair value of derivative liability	89,600	–	266,200	–
Gain (Loss) on extinguishment of debt	(539,634)	–	(563,734)	–
Other non-operating income (expenses)	3,897	35,241	1,236,219	47,521
Total other income (expenses), net	(4,463,615)	(47,713)	(3,291,599)	(317,788)

LOSS BEFORE INCOME TAXES	(5,607,876)	(382,217)	(8,432,195)	(3,141,854)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	(326,502)	6,364	(1,839,874)	(637,108)
NET LOSS FROM CONTINUING OPERATIONS	(5,281,374)	(388,581)	(6,592,321)	(2,504,746)
DISCONTINUED OPERATIONS, NET OF TAX	1,826,496	46,208	1,410,514	345,920
NET LOSS	(3,454,878)	(342,373)	(5,181,807)	(2,158,826)

Non-controlling interest	–	(2,774)	–	(8,765)

NET LOSS ATTRIBUTABLE TO IPOWER INC.	$(3,454,878)	$(339,599)	$(5,181,807)	$(2,150,061)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(15,743)	(97,556)	8,821	3,520

COMPREHENSIVE LOSS ATTRIBUTABLE TO IPOWER INC.	$(3,470,621)	$(437,155)	$(5,172,986)	$(2,146,541)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
**Basic	1,453,875	1,048,508	1,200,110	1,047,816

**Diluted	1,453,875	1,048,508	1,200,110	1,047,816

EARNINGS (LOSSES) PER SHARE
Basic - continuing operations	$(3.63)	$(0.37)	$(5.49)	$(2.39)
Basic - discontinued operations	1.25	0.04	1.17	0.33
Total basic earnings (loss) per share	$(2.38)	$(0.33)	$(4.32)	$(2.06)

Diluted - continuing operations	$(3.63)	$(0.37)	$(5.49)	$(2.39)
Diluted - discontinued operations	1.25	0.04	1.17	0.33
Total diluted earnings (loss) per share	$(2.38)	$(0.33)	$(4.32)	$(2.06)

**	Unless otherwise indicated, all shares of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 16 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Nine Months Ended March 31, 2026 and 2025

	**Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated other Comprehensive income
	Shares	Amount	Capital	Deficit)	interest	(loss)	Total
Balance, June 30, 2025	1,045,330	$1,045	$33,481,201	$(15,198,889)	$(47,462)	$40,107	$18,276,002
Net loss	–	–	–	(533,648)	–	–	(533,648)
Stock-based compensation	–	–	150,203	–	–	–	150,203
Restricted shares issued for vested RSUs	4,460	5	(5)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	24,943	24,943
Balance, September 30, 2025, unaudited	1,049,790	$1,050	$33,631,399	$(15,732,537)	$(47,462)	$65,050	$17,917,500
Net loss	–	–		(1,193,281)	–	–	(1,193,281)
Stock-based compensation	–	–	950,202	–	–	–	950,202
Shares issued for consulting services	20,680	21	199,979	–	–	–	200,000
Common stock issued for conversions of note payable	10,948	11	110,289	–	–	–	110,300
Reverse-Split round up shares	42	–	–	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(379)	(379)
Balance, December 31, 2025, unaudited	1,081,460	$1,082	$34,891,869	$(16,925,818)	$(47,462)	$64,671	$17,984,342
Net loss	–	–	–	(3,454,878)	–	–	(3,454,878)
Stock-based compensation	–	–	150,203	–	–	–	150,203
Common stock issued for conversions of note payable	692,539	692	2,486,008	–	–	–	2,486,700
Foreign currency translation adjustments	–	–	–	–	–	(15,743)	(15,743)
Balance, March 31, 2026, unaudited	1,773,999	$1,774	$37,528,080	$(20,380,696)	$(47,462)	$48,928	$17,150,624

							–

Balance, June 30, 2024	1,045,330	$1,045	$33,494,199	$(10,230,601)	$(38,204)	$(210,406)	$23,016,033
Net loss	–	–	–	(2,029,281)	(2,836)	–	(2,032,117)
Stock-based compensation	–	–	205,960	–	–	–	205,960
Foreign currency translation adjustments	–	–	–	–	–	(55,054)	(55,054)
Balance, September 30, 2024, unaudited	1,045,330	$1,045	$33,700,159	$(12,259,882)	$(41,040)	$(265,460)	$21,134,822
Net income (loss)	–	–	–	218,819	(3,155)	–	215,664
Stock-based compensation	–	–	197,313	–	–	–	197,313
Foreign currency translation adjustments	–	–	–	–	–	156,130	156,130
Balance, December 31, 2024, unaudited	1,045,330	$1,045	$33,897,472	$(12,041,063)	$(44,195)	$(109,330)	$21,703,929
Net loss	–	–	–	(339,599)	(2,774)	–	(342,373)
Reversal of unvested stock-based compensation	–	–	(546,053)	–	–	–	(546,053)
Foreign currency translation adjustments	–	–	–	–	–	(97,556)	(97,556)
Balance, March 31, 2025, unaudited	1,045,330	$1,045	$33,351,419	$(12,380,662)	$(46,969)	$(206,886)	$20,717,947

**	Unless otherwise indicated, all shares of common stock and per share numbers in the unaudited condensed consolidated financial statements and notes below have been adjusted retroactively to reflect the 1-for-30 reverse stock split effected on October 27, 2025, for all periods presented (see Note 16 for details).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2026 and 2025

	For the Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,181,807)	$(2,158,826)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	579,025	586,481
Inventory reserve	58,453	288,474
Credit loss reserve	49,713	1,569,029
Loss on equity method investment	–	2,707
Stock-based compensation expense (reversal)	1,250,608	(142,780)
Shares issued for consulting services	83,472	–
Loss on deconsolidation of VIE	40,893	–
Gain on disposition of subsidiaries	(1,613,936)	–
Amortization of operating lease right of use assets	949,337	1,408,508
Change in FV of Derivative Liability	(266,200)	–
Unrealized gain/loss on digital assets	544,173	–
Loss on extinguishment of debt	563,734	–
Impairment loss - goodwill	3,034,110	–
Gain on sale of vehicle	(63,605)	–
Amortization of debt premium / discount and non-cash financing costs	269,782	125,906
Change in operating assets and liabilities
Accounts receivable	(989,894)	2,991,825
Inventories	5,535,789	485,100
Deferred tax assets	(1,266,374)	(516,281)
Prepayments and other current assets, net	1,317,156	(314,434)
Other non-current assets	526,580	188,315
Accounts payable	(4,059,969)	(3,229,667)
Other payables and accrued liabilities	357,099	(331,742)
Operating lease liabilities	(1,007,585)	(1,455,440)
Income taxes payable	(280,155)	2,611
Net cash provided by (used in) operating activities	430,399	(500,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of subsidiaries	(83,545)	–
Deconsolidation of VIE	(165,243)	–
Proceeds from sale of vehicle	192,000	–
Investment in joint venture	(293,526)	–
Restricted cash and digital assets held in Bitgo account	(4,418,000)	–
Prepayments for software development	(902,760)	(1,519,928)
Net cash used in investing activities	(5,671,074)	(1,519,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering cost settlement	–	(325,000)
Proceeds from short-term loans - related party	1,050,000	–
Proceeds from short-term loans	1,500,000	–
Payments on short-term loans - related party	(1,050,000)	(350,000)
Payments on short-term loans	(1,500,000)	(483,599)
Net proceeds from convertible note	7,701,033	–
Proceeds from revolving loan	3,619,974	7,789,674
Payments on revolving loan	(7,383,223)	(9,800,000)
Net cash provided by (used in) financing activities	3,937,784	(3,168,925)

EFFECT OF EXCHANGE RATE ON CASH	8,686	3,484
CHANGES IN CASH AND CASH EQUIVALENT	(1,294,205)	(5,185,583)
CASH AND CASH EQUIVALENT, beginning of period	2,007,890	7,377,837
CASH AND CASH EQUIVALENT, end of period (1)	$713,685	$2,192,254

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$72,304	$207,064

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability - conversion option	$1,264,600	$–
Common stock issued for conversions of note payable	2,597,000	–
Right of use assets derecognized due to termination of operating leases	–	434,033
Note receivable from sale of subsidiaries	2,300,000	–

(1) Includes $330,011 cash presented in current assets held for sale on the consolidated balance sheet as of June 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iPower Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026 and June 30, 2025 and for the Nine Months Ended March 31, 2026 and 2025

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

On June 3, 2025, the Company entered into a joint venture agreement and formed a Nevada limited liability company, United Package NV, LLC (“United Package”), for the principal purpose of producing packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable and cost-effective supply chain solutions without reliance on offshore manufacturing. The Company owns approximately 44% of the equity interest in United Package, retaining significant influence, but does not own a majority equity interest in or otherwise control United Package. See details on Note 3 below.

On October 15, 2025, the Company executed an agreement (the “Restructuring Agreement”) with its subsidiaries to modify its corporate structure so that the Company’s consumer goods and logistics business be operated out of GPM. Pursuant to the Restructuring Agreement, the Company transferred its ownership in E Marketing and United Package to GPM. Execution of the Restructuring Agreement does not have any impact on the consolidated financial statements of the Company.

On October 23, 2025, the Company formed iPower Smart LLC, a Delaware limited liability company (‘Smart LLC”). Smart LLC is principally engaged in digital treasury activities.

On January 29, 2026, the Company formed iPower Nexus Inc., a Nevada corporation (‘Nexus”). Nexus is principally engaged in supply chain management business.

On February 1, 2026, the Company entered into a stock purchase agreement (the “SPA”) with ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”). See details on Note 5 below.

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

On February 1, 2026, the Company sold its equity interest in GPM and its underlying entities. The transaction represents a strategic shift; therefore, the Company’s unaudited consolidated financial statements reflect the GPM financial results as discontinued operations for all periods presented. See details on Note 5 below.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended June 30, 2025, which are included in Form 10-K filed with the SEC on October 9, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, GSM, Smart LLC, Nexus, and Anivia Limited. All inter-company balances and transactions have been eliminated.

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

The balance sheet amounts of the WFOE, with the exception of equity, on March 31, 2026, were translated at 6.8980 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the nine months ended March 31, 2026 was 7.0577 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Digital Assets

The Company accounts for its digital assets, which, as of the date of this report, are comprised of Bitcoin (“BTC”) and Ethereum (“ETH”), as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

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

During the nine months ended March 31, 2026, the Company performed a goodwill impairment analysis following the steps laid out in ASC 350 and concluded that the carrying value of goodwill was impaired, primarily due to a sustained decline in the Company’s share price and market capitalization. Accordingly, the Company recognized a full goodwill impairment charge during the period. As of March 31, 2026 and June 30, 2025, the goodwill balance amounted to $0 and $3,034,110, respectively.

Intangible assets

Finite life intangible assets at March 31, 2026 included a covenant not to compete, a supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the nine months ended March 31, 2026 and 2025.

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

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the nine months ended March 31, 2026:

Derivative Liability	Amount
Balance as of June 30, 2025	$–
Initial fair value upon issuance of convertible notes	1,999,600
Extinguishment of derivative liability upon conversion of convertible notes	(468,800)
Gain on change in fair value of derivative liability	(266,200)
Balance as of March 31, 2026	$1,264,600

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

The Company measures certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, as of March 31, 2026 and June 30, 2025, the Company had goodwill with a carry book value of $0 and $3,034,110, respectively, which approximated its fair value:

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

The fair value of financial instruments measured on a recurring basis as of March 31, 2026 consisted of the following:

	Fair Value Measurements as of March 31, 2026
	Total Fair Value	Level 1	Level 2	Level 3
Derivative liability	$1,264,600	$–	$–	$1,264,600
Total recurring fair value measurements	$1,264,600	$–	$–	$1,264,600

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

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, including inventory reserves, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the nine months ended March 31, 2026 and 2025, the Company did not have any vendor credits. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling and fulfillment expenses.

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the three and nine months ended March 31, 2026 and 2025 were as following.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Advertising and promotion	$37,212	$696,148	$516,829	$1,978,228

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. As of March 31, 2026 and June 30, 2025, there were no deferred offering costs included in the consolidated balance sheets.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the nine months ended March 31, 2026 and 2025, sales through Amazon to Canada and other foreign countries were approximately 2.5% and 6.3% of the Company’s total sales, respectively. During the nine months ended March 31, 2026, sales of hydroponic products, including ventilation and grow light systems, were approximately 9.2% of the Company’s total sales and the remaining 90.8% consisted of general gardening, home goods, and other products and accessories. During the nine months ended March 31, 2025, sales of hydroponic products, including ventilation and grow light systems, were approximately 15.9% of the Company’s total sales and the remaining 84.1% consisted of general gardening, home goods, and other products and accessories. As of March 31, 2026 and June 30, 2025, the Company had approximately $0.01 million and $1.0 million of inventory stored in China, respectively. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments are: 1. Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. 2. Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. 3. Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification® Topic 280, Segment Reporting, in interim periods. 4. Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. 5. Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6. Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

As a result, the Company owns 40% of the equity interest in Box Harmony with significant influence but does not own a majority equity interest or otherwise control of Box Harmony. The Company accounts for its ownership interest in Box Harmony following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of March 31, 2026 and June 30, 2025, the carrying value of the investment in Box Harmony was $13,264 and $13,264, respectively.

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

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. Based on ASU 2015-02, the Company consolidates GSM into its financial statements due to its majority equity ownership and control over operations. For the nine months ended March 31, 2026 and 2025, the impact of GSM’s activities were immaterial to the Company’s unaudited condensed consolidated financial statements.

United Package NV, LLC

On June 3, 2025, the Company, Custom Cup Factory, Inc., a California corporation (“CCF”), and Yi Yang (“Yang”) entered into the limited liability company operating agreement (the “Operating Agreement”) of United Package NV, LLC, a Nevada limited liability corporation (“United Package”).

United Package focuses on the domestic production of packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable, and cost-effective supply chain solutions without reliance on offshore manufacturing. Pursuant to the terms of the Operating Agreement, the Company owns 2,280 Class A Voting Units (as defined in the Operating Agreement) of United Package in consideration for the Company’s contribution of equipment and facility, Yang owns 1,140 Class A Voting Units of United Package in consideration for Yang’s commitment to manage the business of United Package and CCF owns 1,710 Class A Voting Units of United Package in consideration for CCF’s contribution of its marketing expertise, existing sales channel and customer list.

As a result of the above, the Company owns approximately 44% of the equity interest in United Package with significant influence but does not own a majority equity interest or otherwise control of United Package. The Company accounts for its ownership interest in United Package following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. On October 15, 2025, pursuant to the Restructuring Agreement, the Company transferred its ownership in United Package to GPM. As of March 31, 2026 and June 30, 2025, the Company had investment total of $0 and $371,917 to United Package, respectively.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities derecognized as of August 4, 2025 and the carrying amount of the VIE’s assets and liabilities as of June 30, 2025:

	Deconsolidation	June 30, 2025
Cash in bank	$165,243	$311,852
Prepayments and other receivables	$290	$279
Rent deposit	$–	$9,772
Office equipment, net	$3,652	$3,562
Accounts payable	$103,377	$99,544
Income tax payable	$–	$280,155
Other payables and accrued liabilities	$24,915	$465,990

The Company recorded a $40,893 loss on deconsolidation of VIE for the nine months ended March 31, 2026.

The operating results of the VIE were as follows for the nine months ended March 31, 2026 and 2025:

	For the nine months ended
	March 31, 2026	March 31, 2025
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$650,250	$(669,296)

Note 5 – Discontinued Operation

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

The sale of GPM represents a strategic shift that will have a major effect on the Company’s operations and financial results. Due to this shift, for all periods presented, the consolidated financial statements reflect GPM’s financial results as discontinued operations in the consolidated statements of operations.

The following table summarizes the carrying amounts of GPM’s assets and liabilities and loss on disposal as of February 1, 2026:

Amount
Total assets	$4,209,577
Total liabilities	(92,159)
Net assets disposed	4,117,418
Total consideration	2,300,000
Loss on disposal	$(1,817,418)

The following table presents components of discontinued operations, net of tax for the three and nine months ended March 31, 2026 and 2025:

Component	Three Months Ended		Nine Months Ended
	3/31/26	3/31/2025	3/31/2026	3/31/2025
Income from discontinued operations	$295,426	$65,861	$108,724	$493,044
Gain on disposition of subsidiaries	1,613,936	–	1,613,936	–
Income tax expenses	82,866	19,653	312,146	147,124
Total discontinued operations, net of tax	$1,826,496	$46,208	$1,410,514	$345,920

The following table presents items from discontinued operations for the nine months ended March 31, 2026 and 2025 included within the consolidated statements of cash flows, including adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Nine Months Ended
	3/31/2026	3/31/2025
Income from discontinued operations	$108,724	$493,044
Gain on disposition of subsidiaries	1,613,936	–

There were no investing activities, financing activities, or non-cash items related to discontinued operations included in the consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025.

Note 6 – Accounts Receivable

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	March 31, 2026	June 30, 2025
Accounts receivable	$9,038,319	$8,048,425
Less: allowance for credit losses	(1,974,130)	(1,924,417)
Total accounts receivable	$7,064,189	$6,124,008

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2025	1,924,417
Allowance recorded during the three months ended September 30, 2025	49,713
Balance at September 30, 2025	1,974,130
Allowance recorded during the three months ended December 31, 2025	–
Balance at December 31, 2025	1,974,130
Allowance recorded during the three months ended March 31, 2026	–
Balance at March 31, 2026	1,974,130

Note 7 – Inventories

As of March 31, 2026 and June 30, 2025, inventories consisting of finished goods ready for sale, net of allowance for obsolescence, amounted to $2,536,961 and $8,131,203, respectively.

For the three and nine months ended March 31, 2026, the Company recorded inventory reserve expense of $0 and $58,453, respectively. For the three and nine months ended March 31, 2025, the Company recorded inventory reserve expense of $0 and $288,474, respectively. As of March 31, 2026 and June 30, 2025, allowance for obsolescence was $370,921 and $312,468, respectively.

Note 8 – Prepayments and Other Current Assets

As of March 31, 2026 and June 30, 2025, prepayments and other current assets consisted of the following:

	March 31, 2026	June 30, 2025
Advance to suppliers	$–	$1,787,296
Prepaid income taxes	95,328	19,072
Prepaid expenses and other receivables	1,877,887	761,338
Less: Allowance for credit losses	–	–

Total	$1,973,215	$2,567,706

Note 9 - Digital Assets

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

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the nine months ended March 31, 2026:

Fair Value
Balance as of June 30, 2025	$–
Purchase of BTC	1,325,400
Purchase of ETH	883,600
Sales of BTC	–
Sales of ETH	–
Change in fair value of BTC	(294,013)
Change in fair value of ETH	(250,160)
Balance as of March 31, 2026	$1,664,827

During the three and nine months ended March 31, 2026, the Company recognized a net unrealized loss of $549,932 and $544,173, respectively, on its digital asset holdings.

Digital assets consisted of the following at March 31, 2026:

	March 31, 2026
Digital assets held:	Units	Cost Basis	Fair Value
BTC	15.12	$1,325,400	$1,031,387
ETH	301.10	883,600	633,440
		$2,209,000	$1,664,827

Note 10 – Intangible Assets

As of March 31, 2026 and June 30, 2025, intangible assets, net, consisted of the following:

	March 31, 2026	June 30, 2025
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,590
Accumulated amortization	(2,678,657)	(2,191,628)
Total	$2,494,300	$2,981,328

The intangible assets were acquired on February 15, 2022 through the Company’s acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at March 31, 2026 was approximately 4.45 years. The amortization expense for the three and nine months ended March 31, 2026 was $162,343 and $487,029, respectively. The amortization expense for the three and nine months ended March 31, 2025 was $162,343 and $487,028, respectively. At March 31, 2026, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2026	$162,343
2027	609,277
2028	468,750
2029	345,912
2030	345,912
Thereafter	562,106
Intangible assets, net	$2,494,300

Note 11 – Other Payables and Accrued Liabilities

As of March 31, 2026 and June 30, 2025, other payables and accrued liabilities consisted of the following:

	March 31, 2026	June 30, 2025
Accrued payables for inventory in transit	$–	$262,570
Credit cards payable	218,171	143,518
Customer deposits	1,161,635	291,995
Accrued Amazon fees	77,191	76,534
Sales taxes payable	615,406	433,604
Accrued payroll and related expenses	10,417	560,387
Other accrued liabilities and payables	53,870	813

Total	$2,136,690	$1,769,421

Note 12 – Loans Payable

Long-term Convertible Notes

On December 22, 2025, the Company entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Investor”) providing for a convertible note facility in the aggregate original principal amount of up to $30,000,000 (the “Convertible Note Facility”). At the initial closing on December 23, 2025, the Investor purchased (i) a Series A Senior Secured Convertible Promissory Note in the original principal amount of $5,184,024 (the “Series A Note”), issued in a private placement under Rule 506(b) of Regulation D, and (ii) a Series B Senior Secured Convertible Promissory Note in the original principal amount of $1,815,976 (the “Series B Note,” together with the Series A Note, the “Convertible Notes”), issued in a registered direct offering pursuant to the Company’s effective shelf registration statement on Form S-3.

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

Pursuant to the SPA, on February 9, 2026, the Company delivered an Additional Mandatory Closing Notice (as defined in the Purchase Agreement) to the Investor and, on February 10, 2026, consummated the Additional Mandatory Closing in accordance with the Purchase Agreement, receiving $1,880,000 in exchange for issuing a $2,000,000 aggregate principal amount of the Additional Mandatory Series A Note to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any event of default.

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

The initial fair value of the compound embedded derivative liability was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 141%; (iii) risk-free interest rate of approximately 3.5%; (iv) term of 2.0 years; (v) fair value of the common shares of $4.4 to $10.46 per share; and (vi) various probability assumptions.

At March 31, 2026, the Company remeasured the derivative liability using updated assumptions: (i) dividend yield of 0%; (ii) expected volatility of 130%; (iii) risk-free interest rate of 3.8%; (iv) remaining term of 1.8 years; (v) fair value of the common shares of $1.39 per share; and (vi) various probability assumptions.

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

During the period ended March 31, 2026, the holder converted Convertible Notes with an aggregate fair value of $2,597,000, including $2,377,166 of principal and interest into 703,487 shares of Common Stock. The conversions were effected at the Alternate Conversion Price on the respective conversion dates. The Company accounted for each conversion as a partial extinguishment of the debt host and related embedded derivative liability, resulting in a loss on extinguishment of $563,734, representing the excess of the fair value of shares issued over the carrying amounts derecognized.

As of March 31, 2026, the remaining outstanding principal balance of the Convertible Notes was $6,686,603 and an unamortized debt discount of $2,216,085, resulting in a net carrying amount of $4,470,518. Interest expense, including amortization of debt discount, recognized on the Convertible Notes during the three and nine months ended March 31, 2026, was $415,965 and $453,752, respectively.

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

Below is a summary of the interest expense recorded for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Accrued interest	$–	$71,879	$113,507	$181,049
Credit utilization fees	–	10,025	18,636	46,375
Amortization of debt discount	–	–	–	125,906
Total	$–	$81,904	$132,143	$353,330

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

As of March 31, 2026 and June 30, 2025, the outstanding amount of the ABL, which was classified as current revolving loan payable, including interest payable, was $0 and $3,737,602, respectively.

Short-term loan payable

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the three and nine months ended March 31, 2026, the Company did not record interest expense as the On-demand Loan 2 had been fully paid off. For the three and nine months ended March 31, 2025, the Company recorded interest expense of $0 and $3,733, respectively.

On July 9, 2025, the Company borrowed $500,000 as a short-term loan (“RP Loan 2”) from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. The RP Loan 2 bears no interest and is due upon receipt of request of repayment. As of March 31, 2026, The RP Loan 2 had been fully paid off.

On November 24, 2025, the Company issued three promissory notes totaling $2 million (the “Promissory Notes”) in exchange for gross proceeds of $2 million. The Promissory Notes were entered into with certain investors and related parties, including an entity controlled by the Company’s CEO, Chenlong Tan. The Promissory Notes bear 6.5% interest per annum and are repayable upon the earlier of 90 days or the Company’s entry into new financing arrangements. The funds received in connection with the Company’s issuance of the Promissory Notes was used to pay off the Company’s existing ABL with JPMorgan Chase Bank, N.A. (“JPMorgan”). For the three and nine months ended March 31, 2026, the Company recorded interest expense of $16,072 and $29,250, respectively. As of March 31, 2026, the On-demand Loan 2 had been fully paid off.

Note 13 - Related Party Transactions

On July 9, 2025, the Company borrowed $500,000 as a short-term loan from an entity owned by Mr. Allan Huang, one of the majority shareholders of the Company. See Note 12 above for details.

On November 24, 2025, the Company issued a Promissory Note in exchange for gross proceeds of $550,000 to an entity controlled by the Company’s CEO, Chenlong Tan. See Note 12 above for details.

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

In addition, Ms. Yang’s entity, Pacelor Inc. (“Pacelor”), manages a warehouse and provides fulfillment services for the Company and receives a monthly service fee, which fluctuates from month to month. Ms. Yang is the Founder and Chief Executive Officer of Pacelor. As a result, Pacelor has become a related party of the Company since June 6, 2025. For the three and nine months ended March 31, 2026, the Company received $925,209 and $2,193,126 in services from Pacelor. As of March 31, 2026 and June 30, 2025, the accounts payable to Pacelor was $724,842 and $78,831, respectively. Ms. Yang’s other entity, Pacelor NV Inc. (“Pacelor NV”) also provides marketing services for the Company. As of March 31, 2026 and June 30, 2025, the outstanding accounts payable to Pacelor NV was $315,019 and $315,019, respectively.

Note 14 – Income Taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations in those jurisdictions for the year ended June 30, 2022. The Company’s subsidiary in China, Dayourenzai (Shenzhen) Technology Co., Ltd. (“WFOE”), is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. WFOE is subject to 5% tax rate in PRC until December 31, 2027. Since WFOE had losses during the nine months ended March 31, 2026 and 2025 and the year ended June 30, 2025, no GILTI tax was recorded as of March 31, 2026 and June 30, 2025. The Company is not eligible for the GILTI high-tax exclusion. In addition, as a result of the acquisition, the Company recognized goodwill in the amount of $3,034,110. Since the acquisition was a stock acquisition, the goodwill is not deductible for tax purposes.

For the three and nine months ended March 31, 2026 and 2025, as a result of the Company’s inability to establish a reliable estimate for annual effective tax rate, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

For the three and nine months ended March 31, 2026, the Company had income tax benefit of $326,502 and $1,839,874, respectively. For the three and nine months ended March 31, 2025, the Company had income tax expense of $6,364 and income tax benefit of $637,108, respectively.

The Company’s effective income tax rate was 21.82% and 18.50% for the nine months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due the combination of U.S. state income tax deduction, other permanent differences and the impact of foreign jurisdictions.

As of March 31, 2026, prepaid income taxes to US tax authorities was $95,328. As of June 30, 2025, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $19,073 and $280,155, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	March 31, 2026	June 30, 2025
Deferred tax assets
263A calculation	$73,139	$256,568
Inventory reserve	97,902	83,180
State taxes	3,797	4,844
Accrued expenses	21,753	21,750
ROU assets / liabilities	79,524	95,711
Net operating loss	3,076,619	3,081,145
Disallowed interest expense	369,542	311,662
Stock-based compensation	644,971	336,394
Valuation allowance	(129,171)	(118,191)
Allowance for credit loss	521,060	512,289
Goodwill impairment loss	800,836	–
Total deferred tax assets	5,559,972	4,585,352

Deferred tax liabilities
Depreciation	(35,630)	(56,648)
Unrealized gain/loss	142,188	–
Intangible assets acquired	(675,694)	(804,242)
Total deferred tax liabilities	(569,136)	(860,890)

Net deferred tax assets	$4,990,836	$3,724,462

Note 15 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to iPower Inc.	$(3,454,878)	$(339,599)	$(5,181,807)	$(2,150,061)

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	$1,453,875	$1,048,508	$1,200,110	$1,047,816
Earnings (losses) per share of ordinary shares - basic and diluted	$(2.38)	$(0.33)	$(4.32)	$(2.06)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, and unvested RSUs as the Company had a net loss for the three and nine months ended March 31, 2026 and 2025.

*	For the three and nine months ended March 31, 2026, 541 and 82,759 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

*	For the three and nine months ended March 31, 2025, 17,857 and 62,771 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 16) are considered issued shares and therefore are included in the computation of basic losses per share when the shares are fully vested.

Note 16 – Equity

Common Stock

As of March 31, 2026, the total authorized shares of capital stock were 200,000,000 shares consisting of 180,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

During the nine months ended March 31, 2026, the Company issued 4,460 shares of restricted Common Stock for RSUs vested.

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

Pursuant to the Warrant agreement, except for some fundamental transactions within the Company’s control, in no event shall the Company be required to net cash settle the Warrants. The Company considered and followed the rules and guidelines under ASC 480-10 and ASC 815 and concluded that the Warrants should be classified and recorded as equity. Further, as the warrants were issued as part of the Offering, the relative fair value of the Warrants was included in the gross proceeds and recorded as additional paid-in capital. As of March 31, 2026 and June 30, 2025, none of the warrants had been exercised.

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

During the nine months ended March 31, 2026, the Company issued the following common stock of the Company:

•	703,487 shares in connection with the conversion of a $2,597,000 in aggregate fair value of convertible notes at a weighted-average conversion price of $3.69 per share;
•	20,680 shares for services to consultants; and
•	42 shares were issued as round-up shares in connection with the reverse stock split that became effective on October 27, 2025.

As of March 31, 2026 and June 30, 2025, there were 1,773,999 and 1,045,330 shares of Common Stock issued and outstanding.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of March 31, 2026 and June 30, 2025, respectively, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 50,000,000 shares of Common Stock, whether in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan, which was subsequently amended on December 6, 2022 and September 15, 2023, November 22, 2023, and April 17, 2026.

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

During the nine months ended March 31, 2026 and 2025, the Company granted an additional 82,742 and 2,381 shares of RSUs to the Company’s directors, respectively.

For the three and nine months ended March 31, 2026, the Company recorded stock-based compensation expense of $10,000 and $830,000, respectively, related to the vesting of RSUs. For the three and nine months ended March 31, 2025, the Company recorded $22,500 and $76,788 of stock-based compensation expense. There was no forfeiture of RSUs occurred during the nine months ended March 31, 2026 and 2025. As of March 31, 2026 and June 30, 2025, the unvested number of RSUs was 448 and 463 and the unamortized expense was $8,333 and $8,333, respectively.

Information relating to RSU grants is summarized as follows:

For the nine months ended March 31, 2026:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2025	463
RSUs granted	82,742	$830,000
RSUs forfeited	–
RSUs vested	(82,757)
RSUs granted, but not vested, at March 31, 2026	448

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of March 31, 2026, of the 96,345 vested RSUs, 13,989 shares of Common Stock were issued, and 82,356 shares were to be issued in the future. As of June 30, 2025, of the 13,587 vested RSUs, 9,529 shares of Common Stock were issued, and 4,058 shares were to be issued in the near future.

For the nine months ended March 31, 2025:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2024	108
RSUs granted	2,381	$90,000
RSUs forfeited	–
RSUs vested	(2,092)
RSUs granted, but not vested, at March 31, 2025	397

____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of March 31, 2025, of the 13,097 vested RSUs, 9,529 shares of Common Stock were issued, and $3,569 shares were to be issued in the near future.

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

The estimated achievement status of the operational milestones as of March 31, 2026 was as follows:

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

The total fair value of the Option Grants was $3.2 million of which, at March 31, 2026, $1.0 million is deemed probable of vesting.

During the year ended June 30, 2025, the Company reassessed the expected timing of meeting the performance conditions. According to ASC 718-10-55-78, since the number of awards expected to vest and the fair value had changed with the new estimate, the adjustment affected the recognition value and years to vest. Therefore, the Company had reversed $701,807 of the expenses recorded for non-vesting tranches and applied the prospective approach to record adjustment on tranches expected to be vested in future periods. As of March 31, 2026, none of the options had vested. For the three and nine months ended March 31, 2026, the Company recorded $40,691 and $122,073, respectively, of stock-based compensation expense related to the Option Grants. For the three and nine months ended March 31, 2025, the Company recorded $(668,065) and $(482,381), respectively, of stock-based compensation expense related to the Option Grants. As of March 31, 2026, unrecognized compensation cost related to tranches probable of vesting is approximately $910,663 and will be recognized over five to six years, depending on the tranche.

On August 29, 2024, the board of directors (the “Board”) of the Company, based on the recommendation of the compensation committee of the Board, approved a grant of 40,000 stock options (the “2024 Stock Options”) issuable to Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). Following the Board’s approval, Mr. Tan and the Company entered into a stock option award agreement (the “Stock Option Award Agreement”).

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

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the three and nine months ended March 31, 2026, 3,250 and 9,750 stock options, respectively, were vested and the Company recorded $99,512 and $298,535 as stock compensation expense, respectively. For the three and nine months ended March 31, 2025, 97,500 and 257,500 stock options were vested and the Company recorded $99,512 and $262,813 as stock compensation expense, respectively. As of March 31, 2026, the unrecognized compensation cost of the 2024 Stock Options was approximately $0.56 million and will be recognized monthly through August 1, 2027.

Note 17 - Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2026 and June 30, 2025, $713,685 and $2,007,890, respectively, were deposited with various financial institutions and financial services companies in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.4 million and $1.4 million, respectively, in excess of the FDIC insurance limit, as of March 31, 2026 and June 30, 2025.

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

Customer and vendor concentration risk

For the nine months ended March 31, 2026 and 2025, Amazon Vendor and Amazon Seller customers accounted for 60% and 85% of the Company’s total revenues, respectively. As of March 31, 2026 and June 30, 2025, respectively, accounts receivable from Amazon Vendor and Amazon Seller accounted for 62% and 72% of the Company’s total accounts receivable.

For the nine months ended March 31, 2026 and 2025, one supplier accounted for 67% and 12% of the Company’s total purchases, respectively. As of March 31, 2026 and June 30, 2025, accounts payable to one supplier accounted for 24% and 10% of the Company’s total accounts payable.

Note 18 - Leases

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

	For the Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost (included in G&A in the Company's statement of operations)	$361,746	$534,836
Short-term lease expenses	–	28,880

Other information
Cash paid for amounts included in the measurement of lease liabilities	$386,460	$552,768
Remaining term in years	2.17	0.08 – 3.17
Average discount rate - operating leases	5%	5 - 6%

	For the Nine Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost (included in G&A in the Company's statement of operations)	$1,085,237	$1,798,416
Short-term lease expenses	9,781	252,948

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,143,483	$1,837,011
Remaining term in years	2.17	0.08 – 3.17
Average discount rate - operating leases	5%	5 - 6%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	03/31/2026	6/30/2025
Right of use asset - non-current	$2,966,202	$3,915,539

Lease Liabilities – current	1,450,340	1,361,111
Lease Liabilities - non-current	1,817,153	2,913,967
Total operating lease liabilities	$3,267,493	$4,275,078

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2026	$390,434
2027	1,586,572
2028	1,459,411
Less: Imputed interest/present value discount	(168,924)
Present value of lease liabilities	$3,267,493

Note 19 - Commitments and Contingencies

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

On April 13, 2026, the Company finalized a sublease agreement (the “Sublease Agreement”) with Dezheng Logistics Inc., a California corporation (“Dezheng”), pursuant to which the Company subleased its warehouse, located at 8798 9th Street, Rancho Cucamonga, California, 91730 (the “Premises”), to Dezheng for a fixed term of 25 months, commencing May 1, 2026 and ending May 31, 2028. Pursuant to the Sublease Agreement, Dezheng provided a security deposit to the Company of $338,130 and thereafter will pay Base Rent (as such term is defined and calculated in the Sublease) to the Company monthly. In exchange, Dezheng will have the right to use and occupy the Premises to conduct its business as a third-party logistics company.

Pursuant to the Securities Purchase Agreement dated December 22, 2025 (the “Purchase Agreement”) with an institutional investor (the “Investor”) and the Investor’s notification to the Company of its intent to execute an Additional Optional Closing for $3,000,000 in aggregate principal amount of Series A Notes, on May 19, 2026, the Company and Investor consummated an Additional Optional Closing. At the Additional Optional Closing, the Company received $2,820,000, excluding fees and expenses, in exchange for issuing a $3,000,000 aggregate principal amount of Series A Notes to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any Event of Default. The Series A Note issued at the Additional Optional Closing was issued pursuant to an exemption from registration in accordance with Regulation D of the Securities Act and has a fixed conversion price of $1.03 (120% of the Nasdaq closing price of IPW common stock on May 18, 2026).

Pursuant to the Purchase Agreement, the consideration was paid at $940 for each $1,000 of principal amount, and the Company received gross proceeds of approximately $2,820,000 at the closing, before fees and expenses, including a 6% cash fee payable to Digital Offering, who acted as placement agent in the transaction. Following board approval, the Company has committed up to $3.0 million of the Company’s investment funds for the purchase of sUSDai, a yield-bearing digital asset instrument.

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

The Company filed a preliminary information statement on Schedule 14C (the “Schedule 14C”) with the SEC on January 7, 2026 and a definitive information statement on Schedule 14C on January 21, 2026.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2026 and 2025

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Variance
Revenues - product sales	$3,498,681	15,018,227	(76.7%	)
Revenues - service income	–	1,023,445	(100.00%	)
	3,498,681	16,041,672	(78.2%	)

Cost of revenues - product costs	2,743,132	8,306,217	(67.0%	)
Cost of revenues - service costs		879,995	(100.00%	)
	2,743,132	9,186,212	(70.1%	)

Gross profit	755,549	6,855,460	(89.0%	)
Operating expenses	1,899,810	7,189,964	(73.6%	)
Operating loss	(1,144,261)	(334,504)	(242.1%	)
Other expenses	(4,463,615)	(47,713)	9,255.1%
Loss before income taxes	(5,607,876)	(382,217)	1,367.2%
Income tax (benefit) expense	(326,502)	6,364	5,230.5%
Net loss from continuing operations	(5,281,374)	(388,581)	1,259.1%
Discontinued operations, net of tax	1,826,496	46,208	3,852.8%
Net loss	(3,454,878)	(342,373)	909.1%
Non-controlling interest	–	(2,774)	(100%	)
Net loss attributable to iPower Inc.	(3,454,878)	(339,599)	917.3%
Other comprehensive loss	(15,743)	(97,556)	(83.9%	)
Comprehensive loss attributable to iPower Inc.	$(3,470,621)	(437,155)	693.9%

Gross profit % of revenues - product sales	21.6%	44.7%
Gross profit % of revenues - service income	–	14.0%
Operating loss % of revenues	(32.7% )	(2.1% )
Net income (loss) % of revenues	(98.7% )	(2.1% )

Revenues

Revenues for the three months ended March 31, 2026 decreased 78.2% to $3,498,681 as compared to $16,041,672 for the three months ended March 31, 2025. The decrease was mainly due to the sale of the Company’s subsidiaries on February 1, 2026.

Costs of Revenues

Costs of revenues for the three months ended March 31, 2026 decreased 70.1% to $2,743,132 as compared to $9,186,212 for the three months ended March 31, 2025. The decrease was primarily due to decreased sales as discussed above.

Gross Profit

Gross profit was $755,549 for the three months ended March 31, 2026 as compared to $6,855,460 for the three months ended March 31, 2025. While the gross profit ratio of the product sales revenues decreased to 21.6% for the three months ended March 31, 2026 from 44.7% for the three months ended March 31, 2025, the overall gross profit ratio of the total sales revenues for the three months ended March 31, 2026 and 2025 was 21.6% and 42.7%. The decrease in the gross profit ratio of the product sales revenues was due to the changes in the Company’s business strategy resulting from the sale of the Company’s subsidiaries, as discussed above.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 decreased 73.6% to $1,899,810 as compared to $7,189,964 for the three months ended March 31, 2025. The decrease was mainly due to the changes in the Company’s business strategy resulting from the sale of the Company’s subsidiaries, as discussed above.

Loss from Operations

Loss from operations was $1,144,261 for the three months ended March 31, 2026 as compared to $334,504 of loss from operations for the three months ended March 31, 2025. The increase in loss was primary due to the changes in business strategies resulted from the sale of the Company’s subsidiaries as discussed above.

Other Expense

Other expense consists of interest expense and other non-operating income (expense). Other expense for the three months ended March 31, 2026 was $4,463,615 as compared to $47,713 for the three months ended March 31, 2025. The increase in other expenses was mainly due to the increase in interest expenses, unrealized loss on digital assets, loss on extinguishment of debt resulted from conversion of convertible note payable, and goodwill impairment loss during the quarter ended March 31, 2026.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the three months ended March 31, 2026 was $3,454,878 as compared to $339,599 for the three months ended March 31, 2025, representing an increase in net loss of $3,115,279, which was primarily due to the combination of increase in other expenses and gain from discontinued operations resulted from the sale of the Company’s subsidiaries, as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the three months ended March 31, 2026 was $3,470,621 as compared to $437,155 for the three months ended March 31, 2025, representing an increase in comprehensive loss of $3,033,466. The increase was due to the reasons discussed above, along with a decrease in other comprehensive loss of $81,813 due to reduced foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our subsidiary and VIE in the PRC, to USD, the reporting currency of the Company.

For the nine months ended March 31, 2026 and 2025

The following table presents certain unaudited condensed consolidated statement of operations information and presentation of that data as a percentage of change from period to period.

	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025	Variance
Revenues - product sales	$16,990,959	49,422,823	(65.6%	)
Revenues - service income	1,532,722	3,222,236	(52.4%	)
	18,523,681	52,645,059	(64.8%	)

Cost of revenues - product costs	10,353,516	27,043,417	(61.7%	)
Cost of revenues - service costs	1,332,681	2,704,737	(50.7%	)
	11,686,197	29,748,154	(60.7%	)

Gross profit	6,837,484	22,896,905	(70.1%	)
Operating expenses	11,978,080	25,720,971	(53.4%	)
Operating loss	(5,140,596)	(2,824,066)	82.0%
Other expenses	(3,291,599)	(317,788)	935.8%
Loss before income taxes	(8,432,195)	(3,141,854)	168.4%
Income tax (benefit) expense	(1,839,874)	(637,108)	(188.8%	)
Net income (loss) from continuing operations	(6,592,321)	(2,504,746)	163.2%
Discontinued operations, net of tax	1,410,514	345,920	307.8%
Net loss	(5,181,807)	(2,158,826)	140.0%
Non-controlling interest	–	(8,765)	(100.0%	)
Net loss income attributable to iPower Inc.	(5,181,807)	(2,150,061)	141.0%
Other comprehensive income	8,821	3,520	150.6%
Comprehensive loss attributable to iPower Inc.	$(5,172,986)	(2,146,541)	141.0%

Gross profit % of revenues - product sales	39.1%	45.3%
Gross profit % of revenues - service income	13.1%	16.1%
Operating loss % of revenues	(27.8% )	(5.4% )
Net loss % of revenues	(28.0% )	(4.1% )

Revenues

Revenues for the nine months ended March 31, 2026 decreased 64.8% to $18,523,681 as compared to $52,645,059 for the nine months ended March 31, 2025. While pricing remained stable, the decrease was mainly due to the combination of decreased orders from Amazon and disruption of product supply during the nine months ended March 31, 2026. The Company also experienced a significant decrease in Amazon orders due to uncertainty over tariffs during the nine months ended March 31, 2026. In addition, The Company completed a sale of its subsidiaries on February 1, 2026.

Costs of Revenues

Costs of revenues for the nine months ended March 31, 2026 decreased 60.7% to $11,686,197 as compared to $29,748,154 for the nine months ended March 31, 2025. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in product sales as discussed above.

Gross Profit

Gross profit was $6,837,484 for the nine months ended March 31, 2026 as compared to $22,896,905 for the nine months ended March 31, 2025. While the overall gross profit ratio of the total sales revenues decreased to 36.9% for the nine months ended March 31, 2026 from 43.5% for the nine months ended March 31, 2025, the gross profit ratio of product sales revenue for the nine months ended March 31, 2026 and 2025 was 39.1% and 45.3%, respectively. The decrease in the gross profit ratio was primarily driven by the decrease in the logistics service income, increase in product costs and the changes in the Company’s business strategy resulting from the sale of the Company’s subsidiaries, as discussed above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2026 decreased 53.4% to $11,978,080 as compared to $25,720,971 for the nine months ended March 31, 2025. The decrease was mainly due to the combination of a decrease in selling and fulfillment expenses of $8.3 million as a result of decreased sales and costs related to advertising, merchant fees, rental expenses and delivery fees, and a decrease in general and administrative expenses of $5.4 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses. The decrease in general and administrative expenses was primarily attributable to the implementation of cost-cutting measures during the current period, compared to the prior-year period, which included expenses related to the expansion of the Company’s vendor network, development of the SuperSuite platform, and increases in the allowance for credit losses and inventory reserves totaling approximately $1.9 million for the nine months ended March 31, 2025. In addition, the decrease was attributable to changes in the Company’s business strategy resulting from the sale of the Company’s subsidiaries, as discussed above.

Loss from Operations

Loss from operations was $5,140,596 for the nine months ended March 31, 2026 as compared to $2,824,066 for the nine months ended March 31, 2025. The increase in loss was primary due to the combination of decrease in sales and operating expenses as discussed above.

Other Expenses

Other expense consists of interest expense and other non-operating income (expense). Other expense for the nine months ended March 31, 2026 was $3,291,599 as compared to $317,788 for the nine months ended March 31, 2025. The increase in other expenses was mainly due to combination of the increase in other non-operating income of $1,236,219 resulted from discounted settlement and write-offs of aged accounts payable, recognition of loss on deconsolidation of VIE and subsidiaries, unrealized loss on digital assets, loss on extinguishment of debt resulted from conversion of convertible note payable, and goodwill impairment loss, an increase in interest expense, including amortization of debt discount on the convertible notes, refund of Employee Retention Tax Credit, change in fair value of derivative liability, and gain on disposal of vehicle, during the nine months ended March 31, 2026

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the nine months ended March 31, 2026 was $5,181,807 as compared to $2,150,061 for the nine months ended March 31, 2025, representing an increase in net loss of $3,031,746, which was primarily due to the combination of increase in loss from operations, the increase in other expenses, and the gain from discontinued operations resulted from the sale of the Company’s subsidiaries, as discussed above.

Comprehensive Loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the nine months ended March 31, 2026 was $5,172,986 as compared to $2,146,541 for the nine months ended March 31, 2025, representing an increase in comprehensive loss of $3,026,445, which was due to the reasons discussed above, along with an increase in other comprehensive income of $5,301 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our subsidiary and VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the nine months ended March 31, 2026, we primarily funded our operations with cash and cash equivalents generated from operations, borrowing from related party, as well as through borrowings under our credit facility from JPMorgan Chase Bank (“JPM”) and close of a convertible notes financing on December 23, 2025. Additionally, on June 18, 2024, we closed on a registered direct offering of 69,445 shares of common stock (the “Shares”) and a concurrent private placement of warrants to purchase up to 69,445 shares of common stock (the “Warrants”), which Shares and Warrants were sold for aggregate gross proceeds of $5,000,002. As of March 31, 2026, we had cash and cash equivalents of $713,685, representing a $1,294,205 decrease from $2,007,890 in cash as of June 30, 2025. The cash decrease was primarily due to the combined result of cash provided by operating activities, cash used in investing activities and financing activities resulting from our payments to pay down the JPM revolving line of credit and proceeds from convertible notes.

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

Working Capital

As of March 31, 2026 and June 30, 2025, our working capital was $7.9 million and $4.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends to remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from sales of products. Our primary uses of cash from operating activities include payments to suppliers for products, to employees for compensation, and other general expenses. Net cash provided by (used in) operating activities for the nine months ended March 31, 2026 and 2025 was $430,399 and $(500,214), respectively. The increase in cash provided by operating activities mainly resulted from an increase in cash received from customers, which was partially offset by an increase in cash paid for cost of revenues and operating expenses.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2026 and 2025 was $5,671,074 and $1,519,928, respectively. The increase was mainly due to deconsolidation of VIE and subsidiaries cash, payments made for investment in joint venture, purchase of digital assets, and prepayments made for software developments during the quarter ended March 31, 2026.

Financing Activities

Net cash provided by (used in) in financing activities was $3,937,784 and $3,168,925, respectively, for the nine months ended March 31, 2026 and 2025. The increase in net cash provided by financing activities was primarily due to a combination of proceeds from a convertible note financing and payments on the revolving loan.

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

Digital Assets

The Company accounts for its digital assets, which currently are comprised solely of Bitcoin (“BTC”) and Ethereum (“ETH”), as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles-Goodwill and Other-Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

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

On August 4, 2025, the Company entered into a Variable Interest Entity (“VIE”) Contract Termination Agreement with the VIE, pursuant to which all VIE agreements were terminated. As a result, the Company no longer has a controlling financial interest in the VIE. In accordance with ASC 810-10-40, Consolidation - Deconsolidation of a Subsidiary or Derecognition of a Group of Assets, the Company deconsolidated the VIE as of the termination date.

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

During the nine months ended March 31, 2026, the Company performed a goodwill impairment analysis following the steps laid out in ASC 350 and noted goodwill impairment due to the decrease in the Company’s share price. As of March 31, 2026 and June 30, 2025, the goodwill balance amounted to $0 and $3,034,110, respectively.

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

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the nine months ended March 31, 2026:

Derivative Liability	Amount
Balance as of June 30, 2025	$–
Initial fair value upon issuance of convertible notes	1,999,600
Extinguishment of derivative liability upon conversion of convertible notes	(468,800)
Gain on change in fair value of derivative liability	(266,200)
Balance as of March 31, 2026	$1,264,600

Intangible Assets, net

Finite life intangible assets at March 31, 2026 include a covenant not to compete, supplier relationships and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the nine months ended March 31, 2026 and 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow for timely decisions regarding required disclosure.

As of March 31, 2026, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls over financial reporting were not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently party to any pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

We refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2025 for a detailed description of our significant risk factors. As of March 31, 2026, there have been no material changes from those risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, other than as previously reported in the Company’s Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

10b5-1 Plans

During our fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 21, 2025).
3.3	Third Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2025).
4.1	Form of Series A Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2025).
4.2	Form of Series B Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 23, 2025).
4.3	Form of Series A Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report dated February 10, 2026).
4.4	Form of Series A Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2026).
10.1	Form of Promissory Note (portions of this exhibit have been omitted due to confidentiality in accordance with Item 601(b)(2)(ii) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2025).
10.2	Form of Securities Purchase Agreement, dated December 22, 2025, between iPower Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2025).
10.3	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2025).
10.4	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 23, 2025).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 23, 2025).
10.6	Addendum to Promissory Note, by and between iPower Inc. and ETTS AI Investment LLC, dated March 26, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2026).
10.7	Sublease Agreement, dated April 2, 2026, between iPower Inc. and Dezheng Logistics Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2026).
10.8	iPower Inc. Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on April 17, 2026).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPower Inc.

May 20, 2026	By:	/s/ Chenlong Tan
Chenlong Tan
Chief Executive Officer, President and Interim Chief Financial Officer
Principal Executive Officer and Principal Financial and Accounting Officer

