Form 10-K
period 2026-06-30
iPower Inc.
filed 2026-10-02
CIK 1830072

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	annual Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

On December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,224,031 based on the closing sale price of the registrant’s common stock on such date as reported on The Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock on October 2, 2026 was 1,262,584.

iPOWER INC.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operations, the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our ability to control or predict and that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Our forward-looking statements may include, among other things, statements about:

•	our strategies and plans regarding the acquisition and use of cryptocurrency as reserve assets;

•	our financial and business performance, including our financial projections and business metrics;

•	macroeconomic conditions, including labor disputes, depreciation of the U.S. dollar, volatility in the capital markets, U.S.-China relations, inflationary impacts and disruptions to the global supply chain;

•	the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments;

•	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

•	increase in supply chain costs, including raw materials, sourcing, and transportation;

•	our inability to anticipate the future market demands and future needs of our customers;

•	the impact of component shortages, suppliers’ lack of production capacity, natural disasters or pandemics on our sourcing operations and supply chain;

•	our ability to meet the prospective delivery time for our products and fulfill customer orders;

•	our future capital requirements and sources and uses of cash;

•	our ability to cover our future capital expenditures and to pay down our near-term debt obligations;

•	our ability to obtain funding and raise capital for our operations;

•	our ability to access the capital markets and credit markets;

ii

•	our anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;

•	our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy the liquidity needs of the Company;

•	our ability to maintain the listing of our common stock on the Nasdaq;

•	technology, cybersecurity, and data privacy risks;

•	intense market competition;

•	geopolitical conditions, including political instability in the U.S. and China, unrest and sanctions, war, conflict, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan;

•	legislative and regulatory risks, including those relating to the recent enactment of the One Big Beautiful Bill Act;

•	uncertainties and risks relating to new trade regulations, including tariffs and export control regulations;

•	the market price and value of digital assets are highly volatile, which may materially and adversely affect the value of our digital asset holdings and our financial condition;

•	the regulatory environment governing digital assets is evolving, uncertain, and subject to change, which could adversely affect our business, financial condition, and results of operations;

•	reputational risks; and

•	other risks and uncertainties described in the Annual Report, including those detailed under the section entitled “Risk Factors”.

We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Our business, financial condition, results of operations and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and/or “our” in this Annual Report refer to iPower Inc. and its subsidiaries.

iii

Risk Factor Summary

The risks described under the heading “Risk Factors” of this Annual Report on Form 10-K may cause us to be unable to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

Risks Related to Our Business and Products

•	We sell proprietary brand offerings, as well as third party brands, which could expose us to various risks.
•	Our competitors and potential competitors may develop products and technologies that are more effective or commercially attractive than our products.
•	We may not be able to successfully develop new products or improve existing products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.
•	The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation or freight costs could have an unfavorable impact on our business, results of operations, financial condition, and cash flows.
•	The ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, or results of operations.
•	The occurrence of any epidemic or pandemic, including but not limited to COVID-19 or similar infectious diseases, and any resurgence in related infections, whether in the U.S., China or elsewhere, along with efforts to mitigate their impact, could adversely affect our business, liquidity, operations, financial condition, the business of our suppliers, vendors and logistic partners, and the price of our securities.
•	We have a limited operating history on which stockholders and potential investors can evaluate our business or base an investment decision, and are only just now commencing our Digital Asset Treasury Strategy.
•	Almost all of our sales are carried out through partners and third-party platforms indirectly, including Amazon, Temu, Walmart and eBay; any disruption in our selling efforts on such third party could substantially disrupt our business.
•	Poor economic conditions could adversely affect our business.
•	Heightened inflation, increased interest rates and other economic conditions including potential recession and credit market disruptions could negatively impact our business.
•	Volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results..
•	Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs.
•	We rely heavily on our access to the China markets for the production of our products; should U.S. and China trade relations further deteriorate, and should the ongoing trade war continue, our supply chain, and thus our operations and revenues, could be subject to deleterious effects.
•	We face intense competition that could prohibit us from developing or increasing our customer base.
•	If we need additional capital to fund the expansion of our operations, we may not be able to obtain sufficient capital on terms favorable to us and may be forced to limit the expansion of our operations.
•	Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.
•	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•	In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•	Acquisitions, other strategic alliances, and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
•	Our ongoing investment in and development of our new in-house branded product line is inherently risky and could disrupt our ongoing businesses.
•	If we are unable to effectively execute supply chain for e-commerce business, our reputation and operating results may be harmed.
•	A substantial proportion of our sales occur on Amazon and, as such, should our Company experience any negative actions by Amazon, our sales could be significantly affected.
•	Our reliance on third-party manufacturers could harm our business.

iv

•	Our reliance on a limited base of suppliers for certain products and concentrated customers may result in disruptions to our business and adversely affect our financial results.
•	A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.
•	If our suppliers are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products may be harmed.
•	Disruptions in availability or increases in the prices of raw materials sourced by suppliers could adversely affect our results of operations.
•	If our suppliers that currently, or in the future, sell directly to the retail market in which we conduct our current or future business, enhance these efforts and cease or decrease their sales through us, our ability to sell certain products could be harmed.
•	Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.
•	We collect, process, store, use, and share information collected from or about purchasers and users of our website and products. The collection and use of personal information, and analysis and sharing of user data and unique identifiers to inform advertising subject us to legislative and regulatory burdens, may expose us to liability, and our actual or perceived failure to adequately protect consumer data could harm our brand, our reputation in the marketplace and our business.
•	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
•	We may not be able to develop, license or acquire new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements, or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business, financial condition, and results of operations.
•	We have identified certain material weaknesses in our internal control over financial reporting and may experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, as a result of which, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•	We recently implemented our Digital Asset Treasury strategy, which exposes us to various risks, including risks associated with holding Bitcoin and other cryptocurrency assets, including the following:

o	Bitcoin and other digital assets are highly volatile assets.
o	Bitcoin does not pay interest or dividends.
o	Our Bitcoin and other digital asset holdings could significantly impact our financial results and the market price of our listed securities.
o	Should we purchase Bitcoin or other digital assets, such acquisition would be completed primarily using proceeds from equity and debt financings.
o	The Digital Asset Treasury strategy is new to our business, has not been tested and we will be unable to assure its success or successful implementation.
o	We would be subject to counterparty risks, including in particular risks relating to our custodians.
o	The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin and other cryptocurrency or digital assets.
o	Changes in the accounting treatment of our Bitcoin or other digital currency holdings could have significant accounting impacts, including increasing the volatility of our results.

v

General Risk Factors Related to Our Business

•	Litigation may adversely affect our business, financial condition, and results of operations.
•	If product liability lawsuits are brought against us, we may incur substantial liabilities.
•	We may not be able to obtain insurance coverage adequate to cover all significant risk exposures.
•	Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.
•	Certain of our products sell on a seasonal basis, resulting in fluctuations in our cash flow, inventory, and accounts payable.
•	Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
•	The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.
•	The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.
•	The conflicts between Russia and Ukraine and in the Middle East may have the effect of heightening many of the other risks described in the “Risk Factors” section.

Risks Related to Our Common Stock

•	If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.
•	Future sales of our common stock in the public market could cause the market price of our common stock to decline.

General Risk Factors Related to our Common Stock

•	There are risks, including stock market volatility, inherent in owning our common stock.
•	We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•	We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
•	As a public company, we are subject to increased costs in relation to maintaining SEC and Nasdaq-related reporting requirements and our management is required to devote substantial time to compliance with our public company reporting responsibilities and corporate governance practices.
•	As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our Company and, as a result, the value of our common stock.
•	We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to a “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•	Our stockholders will experience further dilution if we issue additional equity or equity-linked securities in the future.
•	If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.
•	As an actively-traded Nasdaq-listed company, the market price of our common stock may be volatile.
•	In the event of liquidation or dissolution of our company, stockholders may not recoup all or any portion of their investment.

vi

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

iPower Inc. is a technology- and data-driven infrastructure company with a foundation in supply chain services, real-world commerce, and partner-based logistics and fulfillment capabilities. The Company leverages its internal software, data, and operational experience, together with a network of procurement, logistics, fulfillment, warehousing, and commerce partners, to support supply chain services, commerce infrastructure, and related business opportunities.

Building on our supply chain, software and operating foundation, iPower is pursuing AI infrastructure acquisition, financing, equipment leasing and related opportunities as a current strategic focus. The Company also maintains a limited digital asset treasury position that we began implementing through digital asset purchases beginning in December 2025. Management is currently reducing certain digital asset exposure and prioritizing direct AI infrastructure and related operating opportunities, subject to the restrictions applicable to assets held in the Company’s controlled collateral account.

Digital Asset Treasury and Capital Allocation Strategy

iPower adopted an initial Digital Asset Treasury (“DAT”) strategy in June 2025 and began implementing the DAT strategy through purchases beginning in December 2025. The DAT strategy was initially intended to provide limited balance-sheet exposure to potential appreciation in digital assets and to diversify a portion of our treasury assets. This overall strategy serves to govern our corporate treasury and capital-allocation activity. The strategy, which is overseen by Company management within board-approved policies, is intended to be flexible while helping us manage our capital allocation. Our purpose is not to operate a digital asset investment fund, exchange, broker-dealer, investment advisory business or customer custody business. We do not presently engage an external investment manager to oversee or advise on our investments. Our DAT assets are held with BitGo Trust Company, Inc., a South Dakota chartered trust company, which is a full service digital asset infrastructure company.

In December 2025, we acquired approximately 15.1 Bitcoin for approximately $1.325 million and approximately 301.1 Ethereum for approximately $0.884 million. In June 2026, we acquired approximately $1.0 million of USDai and subsequently converted or staked the USDai into sUSDai, a yield-bearing vault/share token associated with the USD.AI protocol, in order to obtain exposure to potential returns associated with AI infrastructure financing. We sold all sUSDai for approximately $1,002,381 and all Ethereum for approximately $563,391 on August 14, 2026.

We do not maintain fixed target percentages or minimum allocations for Bitcoin, Ethereum, USDai, sUSDai, other digital assets or cash. The allocation percentages contained in our original financing documents were contractual use-of-proceeds and collateral requirements and were not permanent treasury allocation targets. Subject to our board-approved policy, applicable law and our financing documents, management determines the desired composition of approved asset classes based on operating liquidity, debt servicing and collateral requirements, market volatility and liquidity, custody and protocol risk, expected risk-adjusted returns and available operating opportunities.

Substantially all digital assets, cash and other property held in the applicable controlled accounts, together with related proceeds, are pledged to the Collateral Agent, an affiliate of the Convertible Note Investor, for the benefit of the holders of the Convertible Notes.

On July 6, 2026, we amended the Purchase Agreement (as hereinafter defined) with the Investor (as hereinafter defined) to permit proceeds from future Additional Optional Closings (as defined in the Purchase Agreement) to be used for any general corporate purpose determined by management. Accordingly, proceeds raised from Additional Optional Closings are not subject to a fixed digital asset allocation and may be used for working capital, repayment of indebtedness, AI infrastructure and other corporate purposes. Assets already held in the controlled collateral account remain subject to the applicable custody-control arrangements and first-priority security interest.

Management determines the desired asset composition within the controlled account and may request purchases, sales, redemptions and rebalancing involving approved assets. The Collateral Agent has contractual control over the blocked account, and the custodian acts on instructions of the Collateral Agent in accordance with the custody-control arrangement. A sale or redemption within the account changes the form of the collateral but does not release it. Cash or other proceeds remain pledged unless released in accordance with the financing documents.

After reviewing the performance, liquidity and risks of our digital asset holdings and the availability of direct AI infrastructure opportunities, management has shifted our current capital-allocation priority away from additional passive digital asset accumulation and toward AI infrastructure acquisition, financing, equipment leasing and related operating opportunities. We do not have an automatic or recurring digital asset purchase program and are not committed to maintaining a minimum amount of digital assets.

We continue to hold Bitcoin as of October 1, 2026, but may retain, reduce or sell that position in the future in accordance with our policy and financing documents.

As of October 1, 2026, we held the digital assets and controlled-account cash amounts set forth in the table below.

Asset	Acquisition amount	Units	Indicative price	Indicative value		Status
U.S. dollars	–	$4,817,911.37	$1.00	$4,817,911.37		Held in controlled account
Bitcoin	$1,325,400	15.11524045 BTC	$84,554.15	$1,278,056.38		Held
Total assets held in controlled account	–	–	–	$6,095,967.75	*	Includes cash and digital assets

* Company-provided values as of October 1, 2026.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine, as well as the ongoing conflict in the Middle East, may nonetheless increase the likelihood of supply chain interruptions and hinder our ability to find the products we need to sell to our customers. Thus far, as a result of the general global economic disruption, we have experienced a decrease in the speed with which we have been able to purchase new inventory, as well as an increase in costs due to delays in shipping, resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the products we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the Inventories and services we need to continue to sell to our customers.

Recent Developments

On December 22, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with ATW Digital Asset Opportunities XIV (the “Investor”) providing for the purchase by the Investor of a 6% original issue discount (OID) convertible note facility in the aggregate original principal amount of $30,000,000 (the “Convertible Note Facility”), in which the Investor agreed to initially purchase (i) a Series A Convertible Note in the aggregate original principal amount of $5,184,024, and shares of common stock issuable pursuant to the terms of the Series A Convertible Notes in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D as promulgated thereunder, and (ii) $1,815,976 aggregate principal amount of a Series B Convertible Note, and shares of common stock issuable pursuant to the terms of the Series B Convertible Notes in a registered direct offering pursuant to a currently effective shelf registration statement on Form S-3 (File No. 333-274665), which was declared effective by the SEC on September 29, 2023. In addition, pursuant to the Purchase Agreement, the parties closed on an additional $5,000,000 of Series A Convertible Notes (the “Additional Series A Notes”) upon effectiveness of a resale registration statement. On July 6, 2026, the Company and the Investor entered into an amendment to the Purchase Agreement for purposes of (i) increasing funds available under the facility by an additional original principal amount of $2,000,000 and (ii) removing restrictions on the use of proceeds for any additional funds obtained through the facility.

On July 6, 2026 and September 15, 2026, the Company and Investor consummated Additional Optional Closings with the Investor. At the Additional Optional Closings, the Company received $4,700,000, excluding fees and expenses, in exchange for issuing a total of $5,000,000 aggregate principal amount of Series A Convertible Notes to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any Event of Default. The Series A Notes issued at the Additional Optional Closings were issued pursuant to an exemption from registration in accordance with Regulation D of the Securities Act.

To date, in addition to the Series B convertible note sold in December 2025, the Company has sold a total of $15,184,024 in Series A convertible notes, with an additional $15,000,000 in Additional Series A Notes remaining available for issuance under the Convertible Note Facility. Digital Offering LLC has acted as placement agent and receives a 6% cash commission for each closing consummated under the Convertible Note Facility. As of October 2, 2026, the Investor has converted a total of $9,359,580 of the Series A Notes, resulting in the conversion of a total of 849,697 shares at an average conversion price per share of $11.02 on a post-reverse stock split basis (accounting for a 1-for-8 reverse stock split effectuated May 22, 2026 and a 1-for-9 reverse stock split effectuated August 7, 2026).

Pursuant to the Purchase Agreement and the Series A Notes, certain subsidiaries of the Company are required to enter into a guaranty in favor of the Investor. One such subsidiary, iPower Smart LLC, entered into a guaranty in favor of the Investor dated December 23, 2025 (the “Guaranty”). In connection with the Company’s recent formation of iPower AI LLC, the Company has joined iPower AI LLC to the Guaranty pursuant to a Joinder to Guaranty dated July 21, 2026.

On February 1, 2026, the Company entered into a software asset transfer agreement (the “Software Asset Transfer Agreement”) with its then-wholly owned subsidiary, Global Product Marketing, Inc., a Nevada corporation (“GPM”), pursuant to which GPM assigned, transferred and conveyed to the Company all of GPM’s right, title and interest in its Software Assets (as defined in the agreement), and iPower assumed all outstanding vendor payables related to the Software Assets. In addition, the Software Asset Transfer Agreement granted GPM a non-exclusive worldwide, perpetual, irrevocable and royalty free license to use, reproduce and modify the licensed software, thus allowing iPower and GPM to collaborate in the software development on a going forward basis. Further, in the event GPM resells the Original Software code (as defined in the agreement), GPM shall pay iPower 50% of the proceeds received in relation to such sale. Thereafter, on February 1, 2026, the Company entered into a stock purchase agreement with ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold all of its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”). The Promissory Note is repayable in full in seven years, may be prepaid at any time, and repayment may be credited from time to time by purchase orders (as described below) made under a supply and distribution agreement, dated February 1, 2026 (the “Supply and Distribution Agreement”), between the Company, GPM and ETTS AI.

Under the Supply and Distribution Agreement, the Company and GPM agreed that the Company would act as exclusive supplier in the United States, Canada and Mexico for all existing SKUs that have historically been distributed from iPower to GPM, thus allowing iPower to continue in its role of supplier to GPM while divesting of the cost center associated with GPM’s sales function. As supplier, iPower will charge GPM, as distributor, a price mutually agreed on for each product and has the right to add up to 15% margin on top of the net cost. In addition, GPM will charge iPower a cooperative marketing fee, which will be defined in a subsequent agreement between the parties. Under the Supply and Distribution Agreement, payment on all purchaser orders are due within seven days of GPM’s receipt of payment from its customers and amounts identified as “Margin” (i.e., the Company’s cost x margin on the SKUs purchased by GPM) may be applied on a dollar-for-dollar as a credit/offset against the outstanding amounts owed under the Promissory Note. The Supply and Distribution Agreement has a term of five years and automatically renews thereafter for subsequent two year terms, unless 90 days’ notice is provided prior to the expiration of such term. In addition, the Supply and Distribution Agreement contains standard limitation on liability, indemnification and other provisions standard for an agreement of this nature.

On June 30, 2026, the Company, GPM and ETTS AI entered into a supplement to the Supply and Distribution Agreement (the “Supplement”) pursuant to which GPM assumed $2,007,366.86 of accounts payable owed to the Company’s suppliers in exchange for acquiring an equal amount of the Company’s existing inventory. Additionally, the Supplement releases the Company and GPM from exclusive sourcing and distribution obligations owed to one another under the Supply and Distribution Agreement.

Effective May 22, 2026, the Company implemented a 1-for-8 reverse stock split of its common stock, under which every eight issued and outstanding pre-split shares were automatically reclassified into one post-split share with no change in par value, resulting in a proportionate adjustment to outstanding equity awards, warrants, and exercise prices (the “May Reverse Split”).

Effective August 7, 2026, the Company implemented a 1-for-9 reverse split of its common stock, under which every nine issued and outstanding pre-split shares were automatically reclassified into one post-split share with no change in par value, resulting in a proportionate adjustment to outstanding equity awards, warrants and exercise prices (the “August Reverse Split,” with the August Reverse Split and May Reverse Split together referred to as the “Reverse Splits”). Unless otherwise noted, all information contained in this Annual Report has been adjusted to reflect the Reverse Splits. The Reverse Splits had no effect on the total number of authorized shares of common stock or preferred stock.

Supply Chain Strategy Our supply chain business strategy is to expand our technology-enabled sourcing, logistics and fulfillment services for brands, manufacturers and other business customers. We are also actively developing new products to address market demand, broaden our product offerings and support the growth of our distribution business. We intend to leverage our experience in procurement, supplier management and U.S. distribution to develop an asset-light service platform that combines our operating capabilities with third-party warehousing, transportation and fulfillment networks. Through strategic partnerships and selective acquisitions, we seek to broaden our service offerings, expand our customer base and strengthen our ability to coordinate supply chain activities from product development and sourcing through delivery. We also intend to integrate data-driven tools and automation to improve inventory planning, order management and logistics efficiency. Our objective is to generate revenue from product sales and supply chain services while helping customers simplify operations and access U.S. markets without requiring substantial investment in owned infrastructure.

Large Established Distribution Infrastructure

We have worked to develop a highly developed distribution network through our partner fulfillment centers across the United States. We work with a network of third-party common carrier trucking/freight companies that service our customers throughout the U.S.. We fulfill daily customer orders via our business-to-business supply chain platform. Orders are then routed to the applicable distribution center and packed for shipments. Most of our customer orders are shipped within one business day of order receipt.

Corporate Structure

We have been conducting business as iPower Inc. (formerly BZRTH Inc.) since our formation in 2018 and subsequent acquisition of the assets, and certain liabilities, of BizRight LLC. On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, E Marketing Solution Inc. (“E Marketing”), an entity incorporated in California and owned by one of the minority shareholders of the Company. As a result, E Marketing became the Company’s wholly owned subsidiary. On May 18, 2021, acquired 100% of the equity ownership of its variable interest entity, Global Product Marketing Inc. (“GPM”), an entity which was incorporated in the State of Nevada on September 4, 2020, and was owned by Chenlong Tan, the Company’s Chairman, CEO, and President, and one of the shareholders of the Company. As a result, GPM became the Company’s wholly owned subsidiary. In order to diversify and facilitate the Company’s marketing and research and development activities, the Company used E Marketing and GPM to perform and conduct certain aspects of our business relative to marketing, banking and cash management.

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

On February 15, 2022, the Company acquired 100% of the ordinary shares of Anivia Limited (“Anivia”), a corporation organized under the laws of the British Virgin Islands (“BVI”), in accordance with the terms of a share transfer framework agreement (the “Transfer Agreement”), dated February 15, 2022, by and between the Company, White Cherry Limited, a BVI company (“White Cherry”), White Cherry’s equity holders, Li Zanyu and Xie Jing (together with White Cherry, the “Sellers”), Anivia, Fly Elephant Limited, a Hong Kong company, Dayourenzai (Shenzhen) Technology Co., Ltd. (“DYRZ”), and Daheshou (Shenzhen) Information Technology Co., Ltd. (“DHS”). Anivia owns 100% of the equity of Fly Elephant Limited, which in turn owns 100% of the equity of DYRZ, a corporation located in the People’s Republic of China (“PRC”), which is a wholly foreign-owned enterprise (“WFOE”) of Fly Elephant Limited. The WFOE controlled, through contractual arrangements summarized in Note 4 to the consolidated financial statements, the business, revenues and profits of DHS, a company organized under the Laws of the PRC and located in Shenzhen, China.

On June 3, 2025, the Company entered into a joint venture agreement and formed a Nevada limited liability company, United Package NV, LLC (“United Package”), for the principal purpose of producing packaging materials to serve the rapidly growing demands of U.S. businesses seeking reliable, sustainable and cost-effective supply chain solutions without reliance on offshore manufacturing. The Company owns approximately 44% of the equity interest in United Package, retaining significant influence, but does not own a majority equity interest in or otherwise control United Package. On September 8, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to the limited liability operating agreement to clarify that the Company is contributing the initial production material and equipment as well as use of space in the Company’s facility at Rancho Cucamonga to United Package during the term of the agreement as consideration for the Company’s ownership of 2,280 Class A voting units in United Package. United Package will be responsible for monthly rental payments for the use of the facility.

On August 4, 2025, the Company, through its wholly-owned subsidiary, DYRZ, entered into an agreement (the “VIE Contract Termination Agreement”) with the Company’s variable interest entity, DHS and its registered shareholders. DHS had previously been consolidated into the Company’s financial statements as a variable interest entity pursuant to certain contractual arrangements (the “VIE Agreements”), which allowed DYRZ to exercise effective control over DHS. Following entry into the VIE Contract Termination Agreement, DYRZ no longer owns, operates or controls DHS and Company-related services and activities previously conducted by DHS will now be performed by iPower and other contractors, as needed, as part of an effort to streamline operations and improve structural efficiency.

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

On October 23, 2025, the Company formed iPower Smart LLC, a Delaware limited liability company (’Smart LLC”). Smart LLC is principally engaged in digital treasury activities.

On January 29, 2026, the Company formed iPower Nexus Inc., a Nevada corporation (‘Nexus”). Nexus is principally engaged in the supply chain management business.

On February 1, 2026, the Company entered into a stock purchase agreement (the “SPA”) with ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”)

On July 15, 2026, the Company formed two wholly-owned subsidiaries: IPW Commerce LLC, a Delaware limited liability company, and iPower AI LLC, a Delaware limited liability company (collectively, the “New Subsidiaries”). The New Subsidiaries were formed to separate the Company’s e-commerce and artificial intelligence operations from the remainder of the Company’s business, and the formation of the New Subsidiaries did not result in any change to the Company’s management or capital structure.

The organizational structure of iPower and our related subsidiaries is set forth below:

Corporate Information

The Company, a Nevada corporation, was formed on April 11, 2018 under the name BZRTH Inc. On September 4, 2020, we filed a Certificate of Amendment with the State of Nevada changing our name to iPower Inc.

Our principal offices are located at 8798 9th Street, Rancho Cucamonga, CA 91730, and our phone number is (626) 863-7344. Our website is www.meetipower.com. Information contained on our website should not be deemed incorporated by reference and is not a part of this Annual Report.

Human Capital Resources

We maintain a streamlined organizational structure and utilize a combination of employees, consultants, independent contractors and third-party service providers to support our operations. This flexible operating model allows us to access specialized expertise and adjust resources based on our operational and strategic needs. We seek to attract and retain qualified personnel and service providers with experience relevant to our business, and we believe our current human capital resources are sufficient to support our existing operations and strategic initiatives.

As of June 30, 2026, we had a total of 2 full-time employees and 2 part-time employees and consultants.

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

Risks Related to Our Digital Asset Treasury Strategy

Our DAT Strategy exposes us to various risks, including risks associated with bitcoin.

Our DAT Strategy exposes us to various risks, including the following:

Our digital assets are subject to a first priority security interest and are not freely available for our use or for use by our stockholders. Our digital assets, controlled-account cash and related proceeds are subject to a first-priority security interest and are not freely available to us or our common stockholders. Substantially all digital assets, cash and other property held in the applicable controlled accounts, together with related proceeds, are pledged to the Collateral Agent, an affiliate of the Convertible Note Investor, for the benefit of the holders of the Convertible Notes. The Collateral Agent has contractual control over the blocked custodial account. A sale, redemption or conversion of a digital asset into cash within the account does not release the collateral; the resulting cash remains pledged. We may withdraw or use collateral only if the applicable release conditions are satisfied or the required consent is obtained. If an Event of Default occurs, as defined in the Convertible Notes, the Collateral Agent may take control of and dispose of the collateral and apply the proceeds to the secured obligations before any residual value is available to holders of our common stock. Accordingly, the gross value of our controlled-account assets should not be viewed as unrestricted cash or net asset value available to common stockholders.

Bitcoin and other digital assets are highly volatile assets. Bitcoin (or BTC) and Ethereum (or ETH) are highly volatile assets. BTC has traded between approximately $57,725 and $126,279 per bitcoin on the Coinbase exchange (a principal market for bitcoin) during the 12 months preceding the date of this Annual Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

While our DAT Strategy is new, our bitcoin holdings could significantly impact our financial results and the market price of our listed securities. Any bitcoin holdings we purchase could significantly affect our financial results. If we continue to invest in bitcoin and increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our listed securities.

We intend to purchase bitcoin primarily using proceeds from equity and debt financings. Our ability to achieve the objectives of our DAT Strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our DAT Strategy.

Our DAT Strategy has not been tested and we cannot be certain it will be successful. As we roll out our new DAT Strategy, we will need to continually examine the risks and rewards of our strategy to acquire and hold BTC and ETH. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe BTC, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of BTC declined in recent periods during which the inflation rate increased. If BTC or ETH prices were to decrease or our DAT Strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We will be subject to counterparty risks, including in particular risks relating to our custodians. Although we will implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the digital assets we own in custody accounts at institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held BTC or ETH were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such digital assets, or delaying or hindering our access to our digital asset holdings, and this may ultimately result in the loss of the value related to some or all of such bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of BTC, ETH or stablecoins. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our BTC or ETH, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of BTC or ETH, limit the availability to us of financing collateralized by BTC or ETH or create or expose additional counterparty risks.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. Our digital asset holdings and related transactions may create significant volatility in our reported results and our historical financial statements do not reflect all recent developments. Our financial statements through June 30, 2026 reflected our BTC and ETH acquisitions and related fair-value changes, along with our June 2026 USDai acquisition and subsequent conversion or staking into sUSDai. However, they do not reflect our August 2026 instructions to redeem sUSDai and sell ETH. We adopted ASU 2023-08 on July 1, 2025 and record qualifying digital assets at fair value, with realized and unrealized changes recognized in earnings. As a result, changes in digital asset values and any sale or redemption may materially increase volatility in our reported earnings. The accounting and valuation treatment of sUSDai and related redemption proceeds may involve judgment and may differ from the value displayed by the custodian or protocol dashboard.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Digital assets can be highly volatile assets, and, in the event we develop significant digital asset holdings, fluctuations in the price are likely to influence our financial results and the market price of our listed securities.

Digital assets can be highly volatile assets, and, in the event we develop significant holdings, fluctuations in the price are likely to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if we hold substantial digital assets and the price decreased substantially, including as a result of:

•	decreased user and investor confidence in our digital asset holdings, including due to the various factors described herein;
•	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of digital assets by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of digital assets associated with significant hacks, seizures, or forfeitures, such as the transfers of BTC to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which distribution began in July 2024, (b) claimants following proceedings related to a 2016 hack of Bitfinex—which claims are currently being adjudicated, (c) the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) the Northern District Court of California granting the U.S. Department of Justice in January 2025 the right to liquidate 69,370 bitcoin seized from the Silk Road marketplace; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);

•	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, digital asset or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
•	changes in consumer preferences and the perceived value or prospects of bitcoin;
•	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
•	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
•	developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;
•	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which has now been dropped but which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;
•	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
•	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
•	further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (approximately once every four years, the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions; increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining; new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;
•	transaction congestion and fees associated with processing transactions on the Bitcoin network;
•	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
•	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is evolving, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

•	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries and the working group recently released a report outlining a proposed framework for regulating the digital asset market in the U.S.;
•	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
•	in June 2023, the SEC filed complaints against Binance Holdings Ltd. (“Binance”) and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;
•	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;
•	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets”;
•	in November 2023, Binance and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;
•	in May 2025, the SEC dismissed its civil enforcement action, which included charges of operating unregistered exchanges, broker-dealers and clearing agencies, as well as charges of the unregistered offer and sale of securities, against Binance, its related entities BAM Trading Services Inc. and BAM Management US Holdings Inc, and its founder, Changpeng Zhao; and
•	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in the DAT Strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of BTC or ETH in particular, may also impact the price of BTC or ETH and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of BTC, ETH or other cryptocurrency may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to BTC, ETH or other cryptocurrency, institutional demand for cryptocurrency as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for BTC or ETH as a store of value or means of payment, and the availability and popularity of alternatives to BTC or ETH. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because digital assets have no physical existence beyond the record of transactions on the Bitcoin or other blockchain, a variety of technical factors related to the BTC blockchain could also impact the price of BTC. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

From time to time, we may hold USDai and sUSDai. Such holdings of USDai and sUSDai would expose us to risks specific to the USD.AI protocol and sUSDai’s yield-bearing and redemption mechanics. In addition to the risks associated with our DAT Strategy and digital asset holdings described above, our holdings of USDai and staked USDai, or sUSDai, will be subject to risks specific to the USD.AI protocol, including risks relating to the protocol’s reserve, staking, share-pricing, lending and redemption mechanics. Although USDai is intended to function as a fully backed synthetic dollar, it is not cash or an insured bank deposit, and its redeemability depends on the continued availability and operation of the protocol’s supported stablecoin reserves, swap adapters and related processes. sUSDai is a yield-bearing vault/share token rather than a stablecoin, and its value, yield and redemption proceeds depend on the performance, valuation and liquidity of underlying lending positions, unallocated USDai and protocol-administered share-pricing methodology. Redemptions of sUSDai may be asynchronous, queued, subject to timelocks and serviced periodically, and the redemption share price may be lower than the deposit share price or the value reflected in accrued yield, including if underlying loans default, collateral values are impaired, liquidity is unavailable, or the applicable position managers, administrators or governance-controlled processes do not operate as expected. Any inability to redeem USDai or sUSDai when needed, any shortfall between expected and realized redemption value or yield, or any adverse change in the USD.AI protocol, its collateral, loan performance, reserves or redemption process could reduce the value or liquidity of these holdings and adversely affect our liquidity, financial condition and results of operations.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

We only recently commenced our DAT Strategy. As a result, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we adopted effective July 1, 2025. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin).

ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our digital assets in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our digital asset holdings. ASU 2023-08 does not permit retrospective restatement of prior periods. Accordingly, changes in the fair value of our digital assets may significantly affect the carrying value of our digital assets on our balance sheet and our results of operations from period to period.

As a result of our adoption of ASU 2023-08, changes in the fair value of our bitcoin and other digital assets are recognized in net income in each reporting period. Accordingly, due in particular to the volatility in the price of bitcoin and other digital assets, our holdings of digital assets may increase the volatility of our financial results, and our results for periods following our adoption of ASU 2023-08 may not be directly comparable to periods prior to our adoption of the guidance.

Because we may purchase additional bitcoin in future periods and increase our overall holdings of BTC, ETH or other digital assets, we expect that the proportion of our total assets represented by our DAT holdings will increase in the future. As a result, due in particular to the fair value accounting required by ASU 2023-08, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot exchange traded products (“ETPs”) for bitcoin and other digital assets may adversely affect the market price of our listed securities.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin and other digital assets through traditional investment channels, and instead generally were only able to hold bitcoin or other digital assets through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of bitcoin as well as a decline in the value of our common stock relative to the value of our bitcoin.

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin or other digital asset we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Nevada corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

Our DAT Strategy subjects us to enhanced regulatory oversight.

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

Our bitcoin holdings will serve as collateral securing our outstanding indebtedness to the Investors. In addition, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin or other digital asset holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our digital asset holdings. These types of bitcoin- and cryptocurrency-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin- or cryptocurrency-related transactions we may enter into, beyond simply acquiring and holding BTC or ETH, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022, which brought increased regulatory scrutiny to the digital asset industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin or other digital assets.

In addition, private actors that are wary of bitcoin, other digital assets, or the regulatory concerns associated with digital assets in general have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin and digital asset trading venues, such trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin and other digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in BTC, ETH or other digital asset trading venues, including prominent exchanges that handle a significant volume of digital asset trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023 complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, after which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our bitcoin holdings enhances the risks inherent in our DAT Strategy.

While we only just recently began our acquisition of bitcoin, we anticipate that the concentration of our bitcoin holdings will limit the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our DAT Strategy. Any future significant declines in the price of bitcoin would have a pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

As a result of our DAT Strategy, our digital assets have been concentrated in BTC and ETH holdings. Accordingly, the emergence or growth of digital assets other than BTC or ETH may have a material adverse effect on our financial condition. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

When acquired, our bitcoin holdings will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin we own is held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
•	harm to our reputation and brand;
•	improper disclosure of data and violations of applicable data privacy and other laws; or
•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

We hold, or will hold, our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

The insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities.

While we are only just commencing our DAT Strategy, in the future our assets may be concentrated in bitcoin holdings. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our DAT Strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our listed securities.

We monitor our assets and income in order to conduct our business activities in a manner such that we do not fall within the definition of “investment company” under the 1940 Act or would qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC rules. If bitcoin is determined to be a security for purposes of the federal securities laws, we would take steps to reduce our holdings of bitcoin as a percentage of our total assets. These steps may include, among others, selling bitcoin that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the 1940 Act, in which case we may be forced to sell our bitcoin at unattractive prices. We may also seek to acquire additional assets that are not considered to be investment securities under the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid meeting the definition of “investment company” under the 1940 Act and becoming subject to its requirements. If bitcoin is determined to constitute a security for purposes of the federal securities laws, and if we are not able to come within an available exemption or exclusion under the 1940 Act, then we would have to register as an investment company and require us to change the manner in which we conduct our business. In addition, such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our DAT Strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our DAT Strategy would require the approval of our board of directors, no shareholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin.

Our DAT Strategy exposes us to risk of non-performance by counterparties.

Our DAT Strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our financial results and the market price of our common stock may be affected by the price of Bitcoin.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and may continue to invest in bitcoin. After closing on the sale of Series A Convertible Notes and Series B Convertibles, we purchased and sold digital assets, which will remain in a controlled account. The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as bitcoin, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of bitcoin.

Any decrease in the fair value of bitcoin would result in a loss recognized in our net income for the applicable reporting period, which could be material to our financial results, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common stock. In addition, accounting guidance applicable to digital assets may continue to evolve, and any future changes in the manner in which we account for our bitcoin assets could have a material adverse effect on our financial results and the market price of our common stock.

In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our bitcoin holdings, the price of bitcoin may significantly influence the market price of our common stock.

The price of our common stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our new bitcoin treasury strategy, we expect to see additional volatility. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

•	our bitcoin treasury strategy;
•	the success of competitive products, services or technologies;
•	regulatory or legal developments in the United States and other countries;
•	the recruitment or departure of key personnel;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors’’ section.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our digital assets or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our DAT Strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our board of directors, no stockholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding digital assets.

We face other risks related to our DAT Strategy.

Our DAT Strategy exposes us to various risks, including the following:

•	bitcoin and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our DAT Strategy could subject us to enhanced regulatory oversight;
•	regulatory changes could impact our ability to operate validators or receive rewards;
•	regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;
•	potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;
•	uncertainty around bitcoin’s regulatory status may impact our ability to list on certain exchanges;
•	changes in political administration may not guarantee a favorable regulatory environment for bitcoin;
•	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

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

Our business prospects are difficult to predict given our limited operating history and unproven business strategy. While we inherited in 2018 the business of our predecessor entity, BizRight LLC, an entity through which we acquired certain assets and assumed certain liabilities, we did not begin operations under iPower Inc. (formerly BZRTH Inc.) until our formation in April 2018. If we are unable to effectively maintain our relationships with third-party vendors and suppliers, manage our e-commerce supply chain operations, as well as other sales platforms/distribution network, our business is unlikely to succeed. Our business should be viewed in light of these risks, challenges and uncertainties. In addition, we only began implementing our DAT strategy in December 2025, so, we have only limited experience in that area and cannot assure investors that we will be successful in executing on this strategy.

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

We are heavily reliant on manufacturers in China to produce many of the goods we sell. Most of products we purchased for resale during the fiscal year ended June 30, 2026 were manufactured in and imported from China while others are domestically sourced. The U.S. and China have been involved in ongoing trade disputes, resulting in increased tariffs when such goods arrive in the U.S., among other things. Any changes in U.S. trade policy, or an escalation in the ongoing trade disputes, could trigger retaliatory actions, resulting in “trade wars” and an increase in costs for goods imported into the United States. Such actions could disrupt our supply chain. In addition, increased tariffs could, in turn, reduce customer demand for such products as such tariffs could cause us to have to increase the price at which we sell our goods, or it could result in trading partners limiting their trade with the United States. To date, iPower has absorbed some of the costs related to increased tariffs. We also passed some costs on to consumers, such increase could cut into our competitive advantage and our volume of sales activity in the United States could be materially reduced. Any such reduction may materially and adversely affect our sales and our business.

We face intense competition that could prohibit us from developing or increasing our customer base.

The industry is highly competitive. We may compete with companies that have greater capital resources and facilities. More established companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to sell similar products. Our competitors may also introduce new, and manufacturers may sell equipment direct to consumers. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

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

Our ability to compete in the highly competitive industry depends in large part upon our ability to attract highly qualified managerial and sales personnel. In order to induce valuable employees to come and work for us and to remain with us, we may provide employees with stock options, restricted stock, restricted stock units that vest over time. The value to employees of such incentive stock and stock options that vest over time will be significantly affected by movements in our stock price that we will not be able to control and may at any time be insufficient to counteract more lucrative offers our employees may receive from other companies. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel. Certain of our executive officers have employment agreements but these agreements do not guarantee us the continued services of such employees. Further, we do not currently offer any health care or retirement benefits to any of our employees, and many of our more established competitors may offer more competitive compensation packages for the kind of personnel that is critical to our company’s survival and success. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted. For example, offering competitive compensation packages may significantly increase our operating expenses and negatively impact our gross profits. Further, the loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results, or financial condition.

In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As we continue to work to increase our presence across the market, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial, human resources, and other areas of specialization. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and effectively compete in the industry will depend in part on our ability to effectively manage any future growth.

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

Our reliance on a limited base of suppliers for certain products may result in disruptions to our business and adversely affect our financial results.

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

The industry is characterized by rapid technological change and innovation. New technologies, techniques or products may emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products, as well as those products of third-party vendors that we make available for sale. Competitors who have greater financial, marketing and sales resources than we do may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Any new product we identify for internal development, licensing or acquisition may require additional development efforts prior to commercial sale. Due to the significant lead time and complexity involved in bringing a new product to the market, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product. These assumptions and estimates may prove incorrect, resulting in our introduction of a product that is not competitive at the time of launch. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies and sales mechanisms which we may be unable to adopt or offer for sale. Our ability to mitigate downward pressure on the prices of the products that we offer for sale will be dependent on our ability to maintain and/or increase the value we offer to suppliers, vendors, strategic partners, and consumers. In addition, we cannot assure you that any such products that we develop or offer for sale will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of new products, could adversely affect our business, financial condition, and results of operation.

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

Our independent registered public accounting firm has not performed an audit of, or expressed an opinion on, the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may suffer.

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

Our business is dependent, in part, on our ongoing commercial relationship with GPM, and any deterioration of that relationship could materially adversely affect our business.

On February 1, 2026, the Company transferred certain software assets from GPM to the Company and subsequently sold all of its equity interests in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note. Concurrently, the parties entered into a Supply and Distribution Agreement pursuant to which the Company continued to supply products to GPM following the divestiture. On June 30, 2026, the Company, GPM and ETTS AI entered into a supplement to the Supply and Distribution Agreement pursuant to which GPM assumed approximately $2.0 million of supplier accounts payable in exchange for acquiring an equal amount of inventory from the Company. The supplement also terminated the exclusive sourcing and distribution arrangements between the Company and GPM.

Following the sale of GPM, we continue to maintain a significant commercial relationship with GPM pursuant to the Supply and Distribution Agreement and other related arrangements. As a result, a significant portion of our current and future revenues, cash flows and business activities may be dependent upon purchases made by GPM, GPM’s ability to market and distribute products, and GPM’s continued demand for the products and services we provide.

Any reduction in orders from GPM, deterioration in GPM’s financial condition, inability of GPM to satisfy its payment obligations, operational disruptions, changes in GPM’s business strategy, loss of key customers by GPM, regulatory issues affecting GPM, or termination, modification or non-renewal of the Supply and Distribution Agreement or other related arrangements could reduce our revenue and profitability and adversely affect our business, financial condition and results of operations. In addition, because GPM is no longer a wholly owned subsidiary of the Company, we do not control GPM’s management, strategic decisions or operational activities and may be unable to influence decisions that could adversely impact our business relationship with GPM.

Furthermore, if our business becomes increasingly dependent on GPM or a limited number of customers or distribution partners, our customer concentration risk may increase. The loss of GPM or a significant reduction in business conducted through GPM may require us to identify and develop alternative customers, distribution channels or business relationships, which may not be available on favorable terms, if at all, and may require substantial time, cost and management attention. Any failure to successfully replace revenues generated through GPM could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We face a potential risk of product liability resulting from the sale of our products. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for products that we may offer for sale;
•	injury to our reputation;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to customers, product users, or other claimants;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions; and
•	a decline in the value of our stock.

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

During the ordinary course of business, we anticipate that we will be exposed to certain liabilities that are unique to the products we provide. We currently maintain various insurance policies, including general liability, umbrella liability, business personal property and business income, and directors and officers liability insurance policies, but there can be no assurance that we will acquire or maintain insurance for certain risks, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain and maintain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations.

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

In accordance with Nasdaq Rules, the Company was provided with an initial period of 180 calendar days, or until July 1, 2025 (the “Initial Grace Period”), to regain compliance with the Bid Price Requirement. Since the Initial Grace Period was coming to an end and the Company had not yet regained compliance, on June 12, 2025, the Company submitted a plan of compliance (the “Plan of Compliance”) to Nasdaq seeking an additional 180-day grace period (the "Additional Grace Period") to regain compliance with the Bid Price Requirement. The Plan of Compliance set forth the steps the Company would take to regain compliance with the Bid Price Requirement within the additional 180-day period, including effectuating a reverse split of its common stock, if deemed necessary. On July 2, 2025, the Company received formal approval from Nasdaq granting it an additional 180 days, or until December 29, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. As of the Compliance Date, the Company had regained compliance with the Bid Price Requirement.

There can be no assurance that the Company will continue to satisfy the minimum bid price requirement or any other applicable continued listing standards and requirements of Nasdaq, including, without limitation, requirements relating to stockholders’ equity, market value of publicly held shares, minimum number of public stockholders, or governance standards. If the Company fails to maintain compliance with any such continued listing requirements, its securities could be subject to delisting, which would severely impact the market price and liquidity of its common stock, limit the Company’s ability to issue additional securities or secure financing, and have a material adverse effect on its business, financial condition, and operating results.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could depress the market price of our common stock.

We have previously issued, or may in the future issue, shares of our common stock, warrants to purchase shares of our common stock, or other securities convertible into or exchangeable for common stock in connection with private placements, registered direct offerings, or other financing transactions. Pursuant to registration rights granted to certain investors, we have filed or may be required to file one or more registration statements, including resale prospectuses, with the SEC to register the resale of such shares from time to time.

The sale of a significant number of shares of our common stock by selling stockholders in the public market, or the accumulation of such shares, could materially and adversely affect the market price of our common stock. In addition, the perception in the public markets that these sales may occur—whether or not driven by the registration of such shares for resale—could in and of itself cause the market price of our common stock to decline. We cannot predict the timing, amount, or effect, if any, that future sales of these shares of common stock, or the availability of these shares for resale, will have on the trading price of our securities.

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

As a Nasdaq-listed public company, we face significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase now that we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to ensuring compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly as compared to when we were operating as a private company. As a newly public company, we are unable to predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending June 30, 2026. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer a “smaller reporting company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. After we are no longer a “smaller reporting company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our stockholders will experience further dilution if we issue additional equity or equity-linked securities in the future.

If we issue additional shares of common stock, or securities convertible into or exchangeable or exercisable for shares of common stock, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock. As a result, investors who may purchase shares or other securities in the future could have rights superior to existing stockholders.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

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

The board of directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks. The audit committee of the board of directors (the “Audit Committee”) has been designated by our board of directors to oversee cybersecurity risks. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Our cybersecurity program is overseen by our Chief Executive Officer, who consults with and seeks guidance from industry professionals, as appropriate. Management regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, vulnerability management, and on-going cybersecurity projects.

As of June 30, 2026, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon. For more information about these risks, please see “Risk Factors - Risks Related to our Business and Products” in Item 1A of this Form10-K.

ITEM 2. PROPERTIES

Our principal offices, which also serve as a fulfillment center, are located at 8798 9th Street, Rancho Cucamonga, California. There we lease approximately 99,347 square feet of space, which is used for the storage and distribution of products. The term of the Rancho Cucamonga lease is for 74 months. The lease commenced on February 10, 2022, with rent payments commencing after the first three months, and the expiration date is May 31, 2028. The base rental fee is $114,249 to $140,079 per month through the expiration date, May 31, 2028. On April 13, 2026, we entered into a sublease agreement (the “Sublease Agreement”) to sublease part of the warehouse for a term of 25 months, commencing May 1, 2026 and ending May 31, 2028. Pursuant to the Sublease Agreement, the sublessee will pay Base Rent of $62,500 to $112,710, calculated based on space used, to the Company monthly.

In addition, we leased a fulfilment center at 2397 Bateman Avenue, Duarte, CA 91010, which consists of approximately 49,500 square feet of space, with a base rental fee of $56,000 to $59,410 per month. The lease term expired on April 30, 2025, and the Company did not renew the lease.

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

Shareholders

As of October 2, 2026 we had 29 holders of record of our common stock and 1,262,584 shares of common stock outstanding.

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

Equity Compensation Plans

2020 Amended Equity Incentive Plan

The total number of underlying shares of the Company’s common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s Amended and Restated 2020 Equity Inventive Plan (the “2020 Amended Equity Incentive Plan”) was 50,000,000 shares (627,315 shares on a post reverse split basis, taking into account the May 22, 2026 and August 7, 2026 reverse stock splits). Grants made under the 2020 Amended Equity Incentive Plan must be approved by the Company’s board of directors.

The following table provides information as of June 30, 2026 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,939	$1,288.70	553,949
Equity compensation plans not approved by security holders	–	–	–
Total	3,939	$1,288.70	553,949

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On February 10, 2026, the board of directors of the Company authorized a share repurchase program of up to $2.0 million of the Company’s common stock (the “Share Buyback Program”). On May 26, 2026, the Company executed the documents required to implement a trading plan in connection with the Share Buyback Program. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

As of June 30, 2026, the Company repurchased an aggregate of 1,346 shares of its common stock for approximately $41,755 in open-market transactions under the Share Buyback Program.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 2026	100	$36.33	100	$1,996,367
June 2026	1,246	$30.58	1,246	$1,958,245
Total	1,346	$31.02	1,346	$1,958,245

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

Overview

iPower is a technology- and data-driven infrastructure company with a foundation in supply chain services, real-world commerce, and partner-based logistics and fulfillment capabilities. The Company leverages its internal software, data, and operational experience, together with a network of procurement, logistics, fulfillment, warehousing, and commerce partners, to support supply chain services, commerce infrastructure, and related business opportunities.

Building on our supply chain, software and operating foundation, iPower is pursuing AI infrastructure acquisition, financing, equipment leasing and related opportunities as a current strategic focus. The Company also maintains a limited DAT position that we began implementing through digital asset purchases beginning in December 2025. Management is currently reducing certain digital asset exposure and prioritizing direct AI infrastructure and related operating opportunities, subject to the restrictions applicable to assets held in the Company’s controlled collateral account.

Digital Asset Treasury and Capital Allocation Strategy

iPower adopted an initial Digital Asset Treasury strategy in June 2025 and began implementing the DAT strategy through purchases beginning in December 2025. The DAT strategy was initially intended to provide limited balance-sheet exposure to potential appreciation in digital assets and to diversify a portion of our treasury assets. This overall strategy serves to govern our corporate treasury and capital-allocation activity. The strategy, which is overseen by Company management within board-approved policies, is intended to be flexible while helping us manage our capital allocation. Our purpose is not to operate a digital asset investment fund, exchange, broker-dealer, investment advisory business or customer custody business. We do not presently engage an external investment manager to oversee or advise on our investments. Our DAT assets are held with BitGo Trust Company, Inc., a South Dakota chartered trust company, which is a full service digital asset infrastructure company.

In December 2025, we acquired approximately 15.1 Bitcoin for approximately $1.325 million and approximately 301.1 Ethereum for approximately $0.884 million. In June 2026, we acquired approximately $1.0 million of USDai and subsequently converted or staked the USDai into sUSDai, a yield-bearing vault/share token associated with the USD.AI protocol, in order to obtain exposure to potential returns associated with AI infrastructure financing. We sold all sUSDai for approximately $1,002,381 and all Ethereum for approximately $563,391 on August 14, 2026.

Recent Developments

Effective October 27, 2025, the Company effectuated the 1-for-30 reverse stock split of its common stock (the “2025 Reverse Split”), under which every 30 issued and outstanding pre-split shares were automatically reclassified into one post-split share with no change in par value, resulting in a proportionate adjustment to outstanding equity awards, warrants and exercise prices.

On December 22, 2025, the Company entered into the Purchase Agreement with the Investor providing for the purchase by the Investor of a 6% original issue discount (OID) convertible note facility in the aggregate original principal amount of $30,000,000, in which the Investor agreed to initially purchase (i) a Series A Convertible Note in the aggregate original principal amount of $5,184,024, and shares of common stock issuable pursuant to the terms of the Series A Convertible Notes in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D as promulgated thereunder, and (ii) $1,815,976 aggregate principal amount of a Series B Convertible Note, and shares of common stock issuable pursuant to the terms of the Series B Convertible Notes in a registered direct offering pursuant to a currently effective shelf registration statement on Form S-3 (File No. 333-274665), which was declared effective by the SEC on September 29, 2023. In addition, pursuant to the Purchase Agreement, the parties closed on an additional $5,000,000 of Series A Convertible Notes upon effectiveness of a resale registration statement. On July 6, 2026, the Company and the Investor entered into an amendment to the Purchase Agreement for purposes of (i) increasing funds available under the facility by an additional original principal amount of $2,000,000 and (ii) removing restrictions on the use of proceeds for any additional funds obtained through the facility.

On July 6, 2026, and September 15, 2026, the Company and Investor consummated Additional Optional Closings. At the Additional Optional Closings, the Company received $4,700,000, excluding fees and expenses, in exchange for issuing a total of $5,000,000 aggregate principal amount of Series A Notes to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any Event of Default. The Series A Notes issued at the Additional Optional Closings were issued pursuant to an exemption from registration in accordance with Regulation D of the Securities Act.

To date, in addition to the Series B convertible note sold in December 2025, the Company has sold a total of $15,184,024 in Series A convertible notes, with an additional $15,000,000 in Additional Series A Notes remaining available for issuance under the Convertible Note Facility. Digital Offering LLC has acted as placement agent and receives a 6% cash commission for each closing consummated under the Convertible Note Facility. As of October 2, 2026, the Investor has converted a total of $9,359,580 of the Series A Notes, resulting in the conversion of a total of 849,697 shares at an average conversion price per share of $11.02 on a post-reverse stock split basis (accounting for a 1-for-8 reverse stock split effectuated May 22, 2026 and a 1-for-9 reverse stock split effectuated August 7, 2026).

Pursuant to the Purchase Agreement and the Series A Notes, certain subsidiaries of the Company are required to enter into a guaranty in favor of the Investor. One such subsidiary, iPower Smart LLC, entered into a guaranty in favor of the Investor dated December 23, 2025 (the “Guaranty”). In connection with the Company’s recent formation of iPower AI LLC, the Company has joined iPower AI LLC to the Guaranty pursuant to a Joinder to Guaranty dated July 21, 2026.

On February 1, 2026, the Company entered into a Software Asset Transfer Agreement with its then-wholly owned subsidiary, Global Product Marketing, Inc., a Nevada corporation, pursuant to which GPM assigned, transferred and conveyed to the Company all of GPM’s right, title and interest in its Software Assets (as defined in the agreement), and iPower assumed all outstanding vendor payables related to the Software Assets. In addition, the Software Asset Transfer Agreement granted GPM a non-exclusive worldwide, perpetual, irrevocable and royalty free license to use, reproduce and modify the licensed software, thus allowing iPower and GPM to collaborate in the software development on a going forward basis. Further, in the event GPM resells the Original Software code (as defined in the agreement), GPM shall pay iPower 50% of the proceeds received in relation to such sale. Thereafter, on February 1, 2026, the Company entered into a stock purchase agreement with ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold all of its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”). The Promissory Note is repayable in full in seven years, may be prepaid at any time, and repayment may be credited from time to time by purchase orders (as described below) made under a Supply and Distribution Agreement, dated February 1, 2026, between the Company, GPM and ETTS AI.

Under the Supply and Distribution Agreement, the Company and GPM agreed that the Company would act as exclusive supplier in the United States, Canada and Mexico for all existing SKUs that have historically been distributed from iPower to GPM, thus allowing iPower to continue in its role of supplier to GPM while divesting of the cost center associated with GPM’s sales function. As supplier, iPower will charge GPM, as distributor, a price mutually agreed on for each product and has the right to add up to 15% margin on top of the net cost. In addition, GPM will charge iPower a cooperative marketing fee, which will be defined in a subsequent agreement between the parties. Under the Supply and Distribution Agreement, payment on all purchaser orders are due within seven days of GPM’s receipt of payment from its customers and amounts identified as “Margin” (i.e., the Company’s cost x margin on the SKUs purchased by GPM) may be applied on a dollar-for-dollar as a credit/offset against the outstanding amounts owed under the Promissory Note. The Supply and Distribution Agreement has a term of five years and automatically renews thereafter for subsequent two year terms, unless 90 days’ notice is provided prior to the expiration of such term. In addition, the Supply and Distribution Agreement contains standard limitation on liability, indemnification and other provisions standard for an agreement of this nature.

On June 30, 2026, the Company, GPM and ETTS AI entered into a supplement to the Supply and Distribution Agreement pursuant to which GPM assumed $2,007,366.86 of accounts payable owed to the Company’s suppliers in exchange for acquiring an equal amount of the Company’s existing inventory. Additionally, the Supplement releases the Company and GPM from exclusive sourcing and distribution obligations owed to one another under the Supply and Distribution Agreement.

Effective May 22, 2026, the Company implemented a 1-for-8 reverse stock split of its common stock, under which every eight issued and outstanding pre-split shares were automatically reclassified into one post-split share with no change in par value, resulting in a proportionate adjustment to outstanding equity awards, warrants, and exercise prices.

Effective August 7, 2026, the Company implemented a 1-for-9 reverse split of its common stock, under which every nine issued and outstanding pre-split shares were automatically reclassified into one post-split share with no change in par value, resulting in a proportionate adjustment to outstanding equity awards, warrants and exercise prices (the “August Reverse Split,” with the August Reverse Split, the May Reverse Split, and the 2025 Reverse Split together referred to as the “Reverse Splits).

RESULTS OF OPERATIONS

For the fiscal years ended June 30, 2026 and 2025

The following table presents certain consolidated statements of operations information and presentation of that data as a percentage of change from period to period.

	Year Ended June 30, 2026	Year Ended June 30, 2025	Variance
Revenues - product sales	$18,423,316	58,600,334	(68.6%	)
Revenues - service income	1,533,622	4,624,473	(66.8%	)
	19,956,938	63,224,807	(68.4%	)

Cost of revenues - product costs	14,584,960	31,897,029	(54.3%	)
Cost of revenues - service costs	1,332,681	3,957,883	(66.3%	)
	15,917,641	35,854,912	(55.6%	)

Gross profit	4,039,297	27,369,895	(85.2%	)
Operating expenses	18,467,579	33,699,897	(45.2%	)
Operating loss	(14,428,282)	(6,330,002)	127.9%
Other expenses	(2,060,571)	(367,439)	460.8%
Loss before income taxes	(16,488,853)	(6,697,441)	146.2%
Income tax benefit	(3,079,172)	(1,348,313)	128.4%
Net loss from continuing operations	(13,409,681)	(5,349,128)	150.7%
Discontinued operations, net of tax	1,787,119	371,582	380.9%
Net loss	(11,622,562)	(4,977,546)	133.5%
Non-controlling interest	(320)	(9,258)	(96.5%	)
Net loss attributable to iPower Inc.	(11,622,242)	(4,968,288)	133.9%
Other comprehensive loss	(1,786)	250,513	(100.7%	)
Comprehensive loss attributable to iPower Inc.	$(11,624,028)	(4,717,775)	146.4%

Gross profit % of revenues - product sales	20.8%	45.6%
Gross profit % of revenues - service income	13.1%	14.4%
Operating loss % of revenues	(72.3% )	(10.0% )
Net loss attributable to iPower Inc. % of revenues	(58.2% )	(7.9% )

Revenues

Revenues for the year ended June 30, 2026 decreased 68.4% to $19,956,938 as compared to $63,224,807 for the year ended June 30, 2025. While pricing remained stable, the decrease was mainly due to the combination of decreased orders from Amazon and disruption of product supply during the year ended June 30, 2026. The Company also experienced a significant decrease in Amazon orders due to uncertainty over tariffs during the year ended June 30, 2026. In addition, The Company completed a sale of its subsidiaries on February 1, 2026.

Costs of Goods Sold

Costs of revenues for the year ended June 30, 2026 decreased 55.6% to $15,917,641 as compared to $35,854,912 for the year ended June 30, 2025. The decrease was primarily due to a combination of the costs related to the logistics service income and the decrease in product sales as discussed above.

Gross Profit

Gross profit was $4,039,297 for the year ended June 30, 2026 as compared to $27,369,895 for the year ended June 30, 2025. While the overall gross profit ratio of the total sales revenues decreased to 20.2% for the year ended June 30, 2026 from 43.3% for the year ended June 30, 2025, the gross profit ratio of product sales revenue for the year ended June 30, 2026 and 2025 was 20.8% and 45.6%, respectively. The decrease in the gross profit ratio was primarily driven by the decrease in the logistics service income, increase in product costs and the changes in the Company’s business strategy resulting from the sale of the Company’s subsidiaries, as discussed above.

Operating Expenses

Operating expenses for the year ended June 30, 2026 decreased 45.2% to $18,467,579 as compared to $33,699,897 for the year ended June 30, 2025. The decrease was mainly due to the combination of (i)a decrease in selling and fulfillment expenses of $12.5 million as a result of decreased sales and costs related to advertising, merchant fees, rental expenses and delivery fees, (ii) a decrease in general and administrative expenses of $5.7 million, which included payroll expenses, stock-based compensation expense, insurance expenses, allowance for credit losses, travel expenses and other operating expenses, and partially offset by $3.0 million of goodwill impairment loss recorded during the year. The decrease in general and administrative expenses was primarily attributable to the implementation of cost-cutting measures during the current period, compared to the prior-year period, which included expenses related to the expansion of the Company’s vendor network, development of the SuperSuite platform, allowance for credit losses and inventory reserves. In addition, the decrease was attributable to changes in the Company’s business strategy resulting from the sale of the Company’s subsidiaries, as discussed above.

Loss from Operations

Loss from operations was $14,428,282 for the year ended June 30, 2026 as compared to $6,330,002 for the year ended June 30, 2025. The increase in loss was primary due to the combination of decrease in sales and operating expenses as discussed above.

Other Expenses

Other expenses consists of interest expense and other non-operating income (expenses). Other expenses for the year ended June 30, 2026 was $2,060,571 as compared to $367,439 for the year ended June 30, 2025. The increase was primarily attributable to an approximately $2.3 million loss on extinguishment of debt associated with conversions of convertible notes, an approximately $0.9 million unrealized loss on digital assets, and an approximately $0.4 million increase in interest expense, partially offset by an approximately $0.4 million increase in other non-operating income, $0.8 million of refunds for Employee Retention Credits, and an approximately $0.7 million gain from the change in fair value of derivative liabilities.

Net Loss Attributable to iPower Inc.

Net loss attributable to iPower Inc. for the year ended June 30, 2026 was $11,622,242 as compared to $4,968,288 for the year ended June 30, 2025, representing an increase in net loss of $6,653,954, which was primarily due to the combination of increase in loss from operations, the increase in other expenses, and partially offset by the gain from discontinued operations resulting from the sale of the Company’s subsidiaries, as discussed above.

Comprehensive loss Attributable to iPower Inc.

Comprehensive loss attributable to iPower Inc. for the year ended June 30, 2026 was $11,624,028 as compared to $4,717,775 for the year ended June 30, 2025, representing an increase in comprehensive loss of $6,906,253, which was due to the reasons discussed above, along with a decrease in other comprehensive income of $252,299 as a result of foreign currency translation adjustments resulting from the translation of RMB, the functional currency of our subsidiary and VIE in the PRC, to USD, the reporting currency of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the fiscal year ended June 30, 2026 we primarily funded our operations with cash and cash equivalents generated from operations, as well as through the convertible note facility established in December 2025. We had cash and cash equivalents of $478,042 as of June 30, 2026, representing a $1,199,837 decrease from $1,677,879 in cash as of June 30, 2025. The cash decrease was primarily due to the combined result of cash provided by operating activities, cash used in investing activities and financing activities resulting from our payments to pay off the JPM revolving line of credit and proceeds from convertible notes.

In assessing our liquidity requirements for the twelve months following the issuance of these consolidated financial statements, management considered the Company’s expected cash flows from operations, available financing sources, and significant contractual obligations. The Company has approximately $4.7 million of financing proceeds raised subsequent to June 30, 2026, as well as approximately $15.0 million of remaining optional financing capacity under its existing financing arrangement, subject to the investors’ election and the satisfaction or waiver of applicable closing conditions. The Company’s significant cash requirements include approximately $5.8 million of convertible notes outstanding, which do not mature until December 2027 through September 2028, although the notes require monthly interest payments and may be converted into common stock in accordance with their terms, and approximately $0.8 million of net lease payments expected during fiscal 2027. Although the Company incurred a net loss of approximately $11.6 million and negative operating cash flows during the year ended June 30, 2026, management expects its future cash requirements to be reduced as a result of the cost reductions and other completed restructuring actions.

Based on the Company’s current operating plan, cash and cash equivalents, expected cash flows from operations, financing proceeds received subsequent to year-end, and expected cash requirements, management believes that the Company will have sufficient liquidity to meet its obligations and fund its operations for at least the next twelve months. However, the Company’s liquidity and ability to meet its obligations and fund its capital requirements are dependent on its future financial performance, which is subject to general economic, financial and other factors beyond its control, including inflation and a potential recession. The Company’s anticipated funding requirements could increase as a result of such factors. See “Risk Factors” in this Annual Report.

Given our current working capital position, we believe we will be able to manage through the current challenges by managing payment terms with customers and vendors.

Working Capital

As of June 30, 2026 and 2025, our working capital was $3.4 million and $4.9 million, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital. We anticipate that past historical trends will remain in place through the balance of the fiscal year with working capital remaining near this level for the foreseeable future.

Cash Flows

Operating Activities

Our largest source of cash provided by operations is from the sale of products. Our primary uses of cash from operating activities include payments to suppliers for products, payments to employees for compensation, and other general expenses. Net cash used in operating activities for the years ended June 30, 2026 and 2025 was $163,466 and $579,187, respectively. The decrease in cash used in operating activities mainly resulted from an increase in non-cash adjustments to net loss and cash paid for cost of revenues and operating expenses, which was partially offset by an increase in cash received from customers.

Investing Activities

For the years ended June 30, 2026 and 2025, net cash used in investing activities was $4,681,625 and $2,042,250, respectively. The increase was mainly due to deconsolidation of our VIE and subsidiaries cash, payments made for investment in a joint venture, purchase of digital assets, and prepayments made for software developments during the year ended June 30, 2026.

Financing Activities

Net cash provided by (used in) in financing activities was $6,543,407 and ($2,999,362), respectively, for the years ended June 30, 2026 and 2025. The increase in net cash provided by financing activities was primarily due to a combination of proceeds from the Company’s convertible note financing and payments made on the revolving loan.

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

Digital Assets

The Company accounts for its digital assets, which, as of the date of this report, are comprised of Bitcoin (“BTC”) only, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

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

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the year ended June 30, 2026:

Derivative Liability	Amount
Balance as of June 30, 2025	$–
Initial fair value upon issuance of convertible notes	2,574,200
Extinguishment of derivative liability upon conversion of convertible notes	(1,285,400)
Gain on change in fair value of derivative liability	(682,100)
Balance as of June 30, 2026	$606,700

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

Recently issued accounting pronouncements

Other than as set forth under Note 2 to the consolidated financial statements under “Recently issued accounting pronouncements,” the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

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

In addition, the ABL included an accordion feature that allows the Company to borrow up to an additional $25.0 million. To secure complete payment and performance of the secured obligations, the Company granted a security interest in all of its right, title and interest in, to and under all of the Company’s assets as collateral to the ABL. Upon closing of the ABL, the Company paid $796,035 in financing fees, including 2% of $25.0 million or $500,000 paid to its financial advisor. The financing fees are recorded as debt discount and are to be amortized over the three-year term of the ABL as interest expense.

Below is a summary of the interest expense recorded for the years ended June 30, 2026 and 2025:

	2026	2025
Accrued interest	$113,507	$244,078
Credit utilization fees	18,636	57,052
Amortization of debt discount	–	125,906
Total	$132,143	$427,036

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

As of June 30, 2026 and 2025, the outstanding amount of the ABL, which was classified as current revolving loan payable, including interest payable, was $0 and $3,737,602, respectively.

Short-term loans payable

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the years ended June 30, 2026 and 2025, the Company recorded interest expense of $0 and $3,733, respectively. As of June 30, 2026 and 2025, the On-demand Loan 2 had been fully paid off.

On July 9, 2025, the Company borrowed $500,000 as a short-term loan (“RP Loan 2”) from an entity owned by Mr. Allan Huang, one of the shareholders of the Company. The RP Loan 2 bears no interest and is due upon receipt of request of repayment. As of June 30, 2026, The RP Loan 2 had been fully paid off.

On November 24, 2025, the Company issued three promissory notes totaling $2 million (the “Promissory Notes”) in exchange for gross proceeds of $2 million. The Promissory Notes were entered into with certain investors and related parties, including an entity controlled by the Company’s CEO, Chenlong Tan. The Promissory Notes bear 6.5% interest per annum and are repayable upon the earlier of 90 days or the Company’s entry into new financing arrangements. The funds received in connection with the Company’s issuance of the Promissory Notes was used to pay off the Company’s existing ABL with JPMorgan Chase Bank, N.A. (“JPMorgan”). For year ended June 30, 2026, the Company recorded interest expense of $29,250, respectively. As of June 30, 2026, the Promissory Notes had been fully paid off.

November 28, 2025, the Company borrowed $50,000 from an entity controlled by the Company’s CEO, Chenlong Tan, for short-term liquidity needs. The borrowing was non-interest-bearing and repayable on demand. As of June 30, 2026, the borrowing had been fully repaid.

December 2025 Convertible Notes Offering

On December 22, 2025, the Company entered into the Purchase Agreement with the Investor providing for the purchase by the Investor of a 6% original issue discount (OID) convertible note facility in the aggregate original principal amount of $30,000,000, in which the Investor agreed to initially purchase (i) a Series A Convertible Note in the aggregate original principal amount of $5,184,024, with shares of common stock issuable upon conversion pursuant to the terms of the Series A Convertible Notes in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D as promulgated thereunder, and (ii) $1,815,976 aggregate principal amount of a Series B Convertible Note, and shares of common stock issuable upon conversion pursuant to the terms of the Series B Convertible Notes in a registered direct offering pursuant to a currently effective shelf registration statement on Form S-3 (File No. 333-274665), which was declared effective by the SEC on September 29, 2023. In addition, pursuant to the Purchase Agreement, the parties closed on an additional $5,000,000 of Series A Convertible Notes upon effectiveness of a resale registration statement. On July 6, 2026, the Company and the Investor entered into an amendment to the Purchase Agreement for purposes of (i) increasing funds available under the facility by an additional original principal amount of $2,000,000 and (ii) removing restrictions on the use of proceeds for any additional funds obtained through the facility.

As of the date of this Annual Report, in addition to the Series B convertible note sold in December 2025, the Company has sold a total of $15,184,024 in Series A convertible notes, with an additional $15,000,000 in Additional Series A Notes remaining available for issuance under the Convertible Note Facility. Digital Offering LLC has acted as placement agent and receives a 6% cash commission for each closing consummated under the Convertible Note Facility. As of October 2, 2026, the Investor has converted a total of $9,359,580 of the Series A Notes, resulting in the conversion of a total of 849,697 shares at an average conversion price per share of $11.02 on a post-reverse stock split basis (accounting for a 1-for-8 reverse stock split effectuated May 22, 2026 and a 1-for-9 reverse stock split effectuated August 7, 2026).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” this item is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

iPower Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iPower Inc. and its subsidiaries (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

October 2, 2026

iPower Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2026 and 2025

	June 30,	June 30,
	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$478,042	$1,677,879
Accounts receivable, net	4,371,700	6,124,008
Inventories, net	–	8,131,203
Restricted cash - BitGo	3,252,140	–
Prepayments and other current assets, net	2,546,755	2,853,819
Current assets held for sale	–	587,402
Total current assets	10,648,637	19,374,311

Non-current assets
Operating lease right-of-use assets, net	2,641,366	3,915,539
Property and equipment, net	136,502	390,349
Deferred tax assets, net	6,148,956	3,724,462
Software under development	2,638,208	1,059,121
Goodwill	–	3,034,110
Investment in joint venture	12,773	13,264
Note receivable	1,690,137	–
Intangible assets, net	2,331,957	2,981,328
Digital assets	2,356,644	–
Other non-current assets	381,934	317,560
Non-current assets held for sale	–	832,723
Total non-current assets	18,338,477	16,268,456

Total assets	$28,987,114	$35,642,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	3,539,303	6,786,159
Accounts payable – related parties	655,914	393,850
Other payables and accrued liabilities	1,586,017	1,893,124
Operating lease liability - current	1,483,163	1,361,111
Revolving loan payable, net	–	3,737,602
Income taxes payable	–	183,195
Current liabilities held for sale	–	97,757
Total current liabilities	7,264,397	14,452,798

Non-current liabilities
Convertible notes payable	2,742,837	–
Derivative liability - Conversion option	606,700	–
Operating lease liability - non-current	1,430,806	2,913,967
Total non-current liabilities	4,780,343	2,913,967

Total liabilities	12,044,740	17,366,765

Commitments and contingency	–	–

Stockholders’ Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and 2025	–	–
** Common stock, $0.001 par value; 980,000,000 shares authorized; 167,196 and 14,518 shares issued and outstanding at June 30, 2026 and 2025	169	15
Additional paid in capital	43,814,552	33,482,231
Treasury stock, at cost 1,346 and 0 shares held at June 30, 2026 and 2025	(41,755)	–
Accumulated deficits	(26,821,131)	(15,198,889)
Non-controlling interest	(47,782)	(47,462)
Accumulated other comprehensive income	38,321	40,107
Total stockholders’ equity	16,942,374	18,276,002

Total liabilities and stockholders’ equity	$28,987,114	$35,642,767

**	Unless otherwise indicated, all shares of common stock and per share numbers in the consolidated financial statements and notes below have been adjusted retroactively to reflect the reverse stock splits effected on October 27, 2025, May 22, 2026, and August 7, 2026, for all periods presented (see Note 17 for details).

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30, 2026 and 2025

	For the Year Ended June 30,
	2026	2025

REVENUES
Product sales	$18,423,316	$58,600,334
Service income	1,533,622	4,624,473
Total revenues	19,956,938	63,224,807

COST OF REVENUES
Product costs	14,584,960	31,897,029
Service costs	1,332,681	3,957,883
Total cost of revenues	15,917,641	35,854,912

GROSS PROFIT	4,039,297	27,369,895

OPERATING EXPENSES:
Selling and fulfillment	8,921,987	21,461,508
General and administrative	6,511,482	12,238,389
Impairment loss - goodwill	3,034,110	–
Total operating expenses	18,467,579	33,699,897

LOSS FROM OPERATIONS	(14,428,282)	(6,330,002)

OTHER INCOME (EXPENSE)
Interest expenses	(851,837)	(436,201)
Loss on equity method investment	(490)	(14,342)
Loss on deconsolidation of VIE	(41,519)	–
Unrealized loss on digital assets	(853,856)	–
Change in fair value of derivative liability	682,100	–
Loss on extinguishment of convertible notes	(2,324,402)	–
ERC refunds	804,004	–
Other non-operating income, net	525,429	83,104
Total other expenses, net	(2,060,571)	(367,439)

LOSS BEFORE INCOME TAXES	(16,488,853)	(6,697,441)

PROVISION FOR INCOME TAX BENEFIT	(3,079,172)	(1,348,313)
NET LOSS FROM CONTINUING OPERATIONS	(13,409,681)	(5,349,128)
DISCONTINUED OPERATIONS, NET OF TAX	1,787,119	371,582
NET LOSS	(11,622,562)	(4,977,546)

Non-controlling interest	(320)	(9,258)

NET LOSS ATTRIBUTABLE TO IPOWER INC.	$(11,622,242)	$(4,968,288)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,786)	250,513

COMPREHENSIVE LOSS ATTRIBUTABLE TO IPOWER INC.	$(11,624,028)	$(4,717,775)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
** Basic	33,671	14,558

** Diluted	33,671	14,558

EARNINGS (LOSSES) PER SHARE
Basic - continuing operations	$(398.24)	$(366.80)
Basic - discontinued operations	53.08	25.52
Total basic losses per share	$(345.16)	$(341.28)

Diluted - continuing operations	$(398.24)	$(366.80)
Diluted - discontinued operations	53.08	25.52
Total diluted losses per share	$(345.16)	$(341.28)

**	Unless otherwise indicated, all shares of common stock and per share numbers in the consolidated financial statements and notes below have been adjusted retroactively to reflect the reverse stock splits effected on October 27, 2025, May 22, 2026, and August 7, 2026, for all periods presented (see Note 17 for details).

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2026 and 2025.

	** Common Stock		Treasury Stock	Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Accumulated Other Comprehensive Income
	Shares	Amount	Amount	Capital	Deficit)	Interest	(Loss)	Total
Balance, June 30, 2025	14,518	$15	$–	$33,482,231	$(15,198,889)	$(47,462)	$40,107	$18,276,002
Net loss	–	–	–	–	(11,622,242)	(320)	–	(11,622,562)
Stock-based compensation	–	–	–	792,375	–	–	–	792,375
Shares issued for consulting services	5,231	5	–	389,976	–	–	–	389,981
Restricted shares issued for vested RSUs	554	1	–	(1)	–	–	–	–
Common stock issued for conversions of note payable	148,234	148	–	9,149,971	–	–	–	9,150,119
Reverse-Split round up shares	5	–	–	–	–	–	–	–
Repurchase of common stock, at cost	(1,346)	–	(41,755)	–	–	–	–	(41,755)
Foreign currency translation adjustments	–	–	–	–	–	–	(1,786)	(1,786)
Balance, June 30, 2026	167,196	$169	$(41,755)	$43,814,552	$(26,821,131)	$(47,782)	$38,321	$16,942,374

Balance, June 30, 2024	14,518	$15	$–	$33,495,229	$(10,230,601)	$(38,204)	$(210,406)	23,016,033
Net loss	–	–	–	–	(4,968,288)	(9,258)	–	(4,977,546)
Stock-based compensation	–	–	–	(12,998)	–	–	–	(12,998)
Foreign currency translation adjustments	–	–	–	–	–	–	250,513	250,513
Balance, June 30, 2025	14,518	$15	$–	$33,482,231	$(15,198,889)	$(47,462)	$40,107	$18,276,002

**	Unless otherwise indicated, all shares of common stock and per share numbers in the consolidated financial statements and notes below have been adjusted retroactively to reflect the reverse stock splits effected on October 27, 2025, May 22, 2026, and August 7, 2026, for all periods presented (see Note 17 for details).

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2026 and 2025

	For the Year Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,622,562)	$(4,977,546)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	761,328	779,976
Reversal of inventory reserve	(28,210)	(335,358)
Credit loss reserve	844,272	1,569,031
Loss on equity method investment	665,933	14,342
Stock-based compensation expense (reversal)	792,375	(12,998)
Shares issued for consulting services	389,981	–
Loss on deconsolidation of VIE	41,519	–
Gain on disposition of subsidiaries	(1,613,936)	–
Amortization of operating lease right of use assets	1,274,173	1,774,591
Change in FV of Derivative Liability	(682,100)	–
Unrealized gain/loss on digital assets	853,856	–
Loss on extinguishment of convertible notes	2,324,402	–
Gain on sale of vehicle	(63,605)	–
Impairment loss -goodwill	3,034,110	–
Discount on note receivable	499,016	–
Amortization of debt premium / discount and non-cash financing costs	395,701	125,906
Change in operating assets and liabilities
Accounts receivable	1,752,308	7,047,054
Inventories	8,159,413	2,750,428
Deferred tax assets	(2,424,494)	(1,278,857)
Prepayments and other current assets, net	(518,612)	(764,676)
Other non-current assets	(64,374)	334,490
Accounts payable	(3,246,856)	(4,640,051)
Accounts payable – related parties	262,064	555,444
Other payables and accrued liabilities	(404,864)	(1,684,961)
Operating lease liabilities	(1,361,109)	(1,839,999)
Income taxes payable	(183,195)	3,997
Net cash provided by (used in) operating activities	(163,466)	(579,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations -cash sold	(83,545)	–
Deconsolidation of VIE	(167,774)	–
Proceeds from sale of fixed assets	192,000	13,183
Purchase of equipment	–	(163,588)
Investment in joint venture	(293,526)	(371,917)
Purchase of digital assets held in Bitgo account	(3,210,500)	–
Prepayments for software development	(1,118,280)	(1,519,928)
Net cash used in investing activities	(4,681,625)	(2,042,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering cost settlement	–	(325,000)
Treasury stock acquired	(41,755)	–
Proceeds from short-term loans -related party	1,050,000	–
Proceeds from short-term loans	1,500,000	–
Payments on short-term loans - related party	(1,050,000)	(350,000)
Payments on short-term loans	(1,500,000)	(483,599)
Net proceeds from convertible note	10,256,833	–
Proceeds from revolving loan	3,669,797	8,359,237
Payments on revolving loan	(7,383,223)	(10,200,000)
Net cash provided by (used in) financing activities	6,501,652	(2,999,362)

EFFECT OF EXCHANGE RATE ON CASH	65,731	250,852

CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,722,292	(5,369,947)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	2,007,890	7,377,837

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period (1)	$3,730,182	$2,007,890

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$185,569	$323,078

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability - conversion option	$606,700	$–
Common stock issued for conversions of note payable	9,150,119	–
Right of use assets derecognized due to termination of operating leases	–	434,033
Note receivable from sale of subsidiaries	2,300,000	–
Transfer of inventories in exchange of assumption of accounts payable	2,007,367	–
Software under development transferred from GPM	460,807	–
Credits against note receivable	110,847	–
Discount on note receivable	499,016	–
Common stock issued for services	389,981	–

(1)	Includes $330,011 cash presented in current assets held for sale on the consolidated balance sheet as of June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

iPower Inc.

Notes to Consolidated Financial Statements

As of June 30, 2026 and 2025 and for the Years Ended June 30, 2026 and 2025

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

On May 18, 2021, the Company acquired 100% of the equity ownership of its variable interest entity, Global Product Marketing Inc. (“GPM”), an entity which was incorporated in the State of Nevada on September 4, 2020, and was owned by Chenlong Tan, the Company’s Chairman, CEO, President and Interim CFO, and one of the shareholders of the Company. As a result, GPM became the Company’s wholly owned subsidiary.

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

On August 4, 2025, the Company, through its wholly-owned subsidiary, DYRZ, entered into an agreement (the “VIE Contract Termination Agreement”) with the Company’s variable interest entity, DHS and its registered shareholders. DHS had previously been consolidated into the Company’s financial statements as a variable interest entity pursuant to certain contractual arrangements (the “VIE Agreements”), which allowed DYRZ to exercise effective control over DHS. Following entry into the VIE Contract Termination Agreement, DYRZ no longer owns, operates or controls DHS and Company-related services and activities previously conducted by DHS will now be performed by iPower and other contractors, as needed, as part of an effort to streamline operations and improve structural efficiency. See details on Note 4 below.

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

On October 23, 2025, the Company formed iPower Smart LLC, a Delaware limited liability company (’Smart LLC”). Smart LLC is wholly owned by the Company and principally engaged in digital treasury activities.

On January 29, 2026, the Company formed iPower Nexus Inc., a Nevada corporation (‘Nexus”). Nexus is wholly owned by the Company and principally engaged in supply chain management business.

On February 1, 2026, the Company entered into a stock purchase agreement (the “SPA”) with ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”). As a result of the transaction, GPM and its underlying entities ceased to be subsidiaries of the Company as of February 1, 2026. See details on Note 5 below.

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

Smaller Reporting Company Status

The Company is a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. As such, the Company is eligible to use certain reduced disclosure requirements applicable to smaller reporting companies. As a smaller reporting company, the Company may take advantage of certain scaled disclosure requirements, including reduced disclosure obligations regarding executive compensation and the ability to provide only two years of audited financial statements. In addition, the Company may elect to use some or all of these accommodations for so long as it remains eligible to do so. The Company’s reliance on these accommodations may make it more difficult for investors to compare our disclosures with those of companies that do not qualify as smaller reporting companies.

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

Foreign currency translation and transactions

The reporting and functional currency of iPower and its subsidiaries is the U.S. dollar (USD). iPower’s WFOE and VIE in China each uses the local currency, Renminbi (“RMB”), as its functional currency. Assets and liabilities of the VIE are translated at the current exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts of the WFOE, with the exception of equity, on June 30, 2026, were translated at 6.7940 RMB to $1.00. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the year ended June 30, 2026 was 6.9951 RMB to $1.00. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Going Concern

The Company evaluates its ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern. Management evaluates whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

In performing this evaluation, management considers, among other factors, the Company’s current financial condition, liquidity and available sources of financing, obligations due or anticipated within the assessment period, historical and expected operating results and cash flows, and other relevant conditions and events. When substantial doubt is raised, management evaluates whether its plans that are intended to mitigate those conditions and events, when implemented, will alleviate the substantial doubt. Such plans are considered only to the extent that it is probable that they will be effectively implemented and, if implemented, will mitigate the conditions and events giving rise to substantial doubt.

As of June 30, 2026, the Company had cash and cash equivalents of $478,042 and a working capital of $3.4 million. In assessing the Company’s liquidity requirements for the twelve months following the issuance of these consolidated financial statements, management considered the Company’s expected cash flows from operations, available financing sources, and significant contractual obligations. The Company has approximately $4.7 million of financing proceeds raised subsequent to June 30, 2026, as well as approximately $15.0 million of remaining optional financing capacity under its existing financing arrangement, subject to the investors’ election and the satisfaction or waiver of applicable closing conditions. The Company’s significant cash requirements include approximately $5.8 million of convertible notes outstanding, which do not mature until December 2027 through September 2028, although the notes require monthly interest payments and may be converted into common stock in accordance with their terms, and approximately $0.8 million of net lease payments expected during fiscal 2027. Although the Company incurred a net loss of approximately $11.6 million and negative operating cash flows during the year ended June 30, 2026, management expects its future cash requirements to be reduced as a result of the cost reductions and other completed restructuring actions.

Based on the Company’s current operating plan, cash and cash equivalents, expected cash flows from operations, financing proceeds received subsequent to year-end, and expected cash requirements, management believes that the Company will have sufficient liquidity to meet its obligations and fund its operations for at least the next twelve months. However, the Company’s liquidity and ability to meet its obligations and fund its capital requirements are dependent on its future financial performance, which is subject to general economic, financial and other factors beyond its control, including inflation and a potential recession.

Given the Company’s current working capital position, management believes it will be able to manage through the current challenges by managing payment terms with customers and vendors.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and financial institution and financial service company deposits.

From time to time, the Company may maintain cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. The Company has not experienced any losses with respect to such accounts. Management believes the Company is not exposed to any significant credit risk with respect to its cash deposits.

Restricted Cash

Restricted cash consists of cash that is subject to contractual restrictions on withdrawal or use. The Company’s restricted cash primarily represents cash held in a controlled account and pledged as collateral pursuant to the Company’s financing arrangements. Such amounts are restricted as to withdrawal and use in accordance with the terms of the applicable agreements.

For purposes of the consolidated statements of cash flows, the Company includes restricted cash together with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts. Transfers between cash and cash equivalents and restricted cash are not presented as operating, investing, or financing activities in the consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$478,042	$1,677,879
Cash and cash equivalents included in current assets held for sale	–	330,011
Restricted cash	3,252,140	–
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$3,730,182	$2,007,890

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

Digital Assets

The Company accounts for its digital assets, which, as of June 30, 2026, consisted of Bitcoin (“BTC”), Ethereum (“ETH”), and sUSDai, in accordance with Accounting Standards Codification (“ASC”) Topic 350-60, “Intangibles—Goodwill and Other—Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure them. Digital assets are initially recognized at cost and subsequently measured at fair value at each reporting date, with changes in fair value recognized in net income.

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

During the year ended June 30, 2026, the Company performed a goodwill impairment analysis following the steps laid out in ASC 350 and concluded that the carrying value of goodwill was impaired, primarily due to a sustained decline in the Company’s share price and market capitalization. Accordingly, the Company recognized a full goodwill impairment charge during the period. As of June 30, 2026 and 2025, the goodwill balance amounted to $0 and $3,034,110, respectively.

Intangible assets

Finite life intangible assets at June 30, 2026 included a covenant not to compete, a supplier relationship, and software recognized as part of the acquisition of Anivia. Intangible assets are recorded at the estimated fair value of these items at the date of acquisition, February 15, 2022. Intangible assets are amortized on a straight-line basis over their estimated useful life as follows:

Useful Life
Covenant Not to Compete	10 years
Supplier relationship	6 years
Software	5 years

The Company reviews the recoverability of long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company did not record any impairment charge for the years ended June 30, 2026 and 2025.

Software development

The Company accounts for costs incurred to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Costs incurred during the preliminary project stage are expensed as incurred. Costs incurred during the application development stage are capitalized when the preliminary project stage has been completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalizable costs include amounts paid to third-party developers and other costs directly associated with the development and implementation of the software.

Costs incurred for training, data conversion, maintenance, and other post-implementation activities are expensed as incurred. Capitalization ceases when the software is substantially complete and ready for its intended use. Capitalized internal-use software costs are amortized on a straight-line basis over their estimated useful lives beginning when the software is ready for its intended use. The Company evaluates capitalized internal-use software for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the year ended June 30, 2026:

Derivative Liability	Amount
Balance as of June 30, 2025	$–
Initial fair value upon issuance of convertible notes	2,574,200
Extinguishment of derivative liability upon conversion of convertible notes	(1,285,400)
Gain on change in fair value of derivative liability	(682,100)
Balance as of June 30, 2026	$606,700

Treasury stock

The Company accounts for treasury stock under the cost method in accordance with ASC 505-30, Equity — Treasury Stock. Shares of the Company’s common stock repurchased in the open market are recorded at cost and presented as a reduction of stockholders’ equity. Changes in the market value of treasury shares subsequent to repurchase are not recognized in the consolidated financial statements.

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

The Company measures certain non-financial assets on a non-recurring basis, including goodwill. As a result of those measurements, as of June 30, 2026 and 2025, the Company had goodwill with a carry book value of $0 and $3,034,110, respectively.

The fair value of goodwill was determined based on a combination of the market approach and the discounted cash flow method, which is an income approach, which required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that would be used by a market participant, projections of revenues and cash flows, among others.

The fair value of financial instruments measured on a recurring basis as of June 30, 2026 consisted of the following:

	Fair Value Measurements as of June 30, 2026
	Total Fair Value	Level 1	Level 2	Level 3
Digital assets	2,356,644	2,356,644	–	–
Derivative liability	$(606,700)	$–	$–	$(606,700)
Total recurring fair value measurements	$1,749,944	$2,356,644	$–	$(606,700)

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

Operating expenses

Operating expenses, which consist of selling and fulfillment and general and administrative expenses, including inventory reserves, are expensed as incurred. Vendor warranty credits resulting from refund of returns on quality issues are recorded to offset merchant selling fees. During the years ended June 30, 2026 and 2025, the Company recorded vendor credit of $0 and $48,903, respectively. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling and fulfillment expenses.

Advertising costs are expensed as incurred. Total advertising and promotional costs included in selling and fulfillment expenses for the years ended June 30, 2026 and 2025 were as following.

	2026	2025
Advertising and promotion	$709,256	$3,351,814

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

Equity offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) in the period of determination. As of June 30, 2026 and 2025, there were no deferred offering costs included in the consolidated balance sheets.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

The CODM uses consolidated net income (loss), as reported in the consolidated statements of operations, as the measure of segment profit or loss in assessing segment performance and allocating resources. The significant expense categories and amounts regularly provided to the CODM are the consolidated expense categories presented in the Company’s consolidated statements of operations. Accordingly, the Company has not separately duplicated such information in this note and refers to the consolidated statements of operations for the significant segment expense information.

For the years ended June 30, 2026 and 2025, sales through Amazon to Canada and other foreign countries were approximately 6.8% and 7.2% of the Company’s total sales, respectively. During the year ended June 30, 2026, sales of hydroponic products, including ventilation and grow light systems, were approximately 10.0% of the Company’s total sales and the remaining 90.0% consisted of general gardening, home goods, and other products and accessories. During the year ended June 30, 2025, sales of hydroponic products, including ventilation and grow light systems, were approximately 19% of the Company’s total sales and the remaining 81% consisted of general gardening, home goods, and other products and accessories. As of June 30, 2026 and 2025, the Company had approximately $0 and $1.0 million of inventory stored in China, respectively. The Company’s majority of long-lived assets are located in the State of California, United States, a majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50%) that they will not be realized. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Employee Retention Credit

The Company accounts for refundable Employee Retention Credits (“ERC”) as government assistance. ERC amounts are recognized when the Company has reasonable assurance that it has complied with the applicable eligibility requirements and conditions of the program and that the credits are received and retained. Amounts recognized are based on the credits received and are presented as other income in the consolidated statements of operations.

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

Earnings per share

Basic earnings per share is computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share give effect to potentially dilutive securities outstanding during the period using the treasury stock method or if-converted method, as applicable, except when their effect would be antidilutive.

Recently issued accounting pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections, clarifications and other incremental improvements to various Topics in the Accounting Standards Codification. The amendments include, among other matters, clarifications related to diluted earnings per share and treasury stock. The amendments are generally effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for costs incurred to develop software for internal use. Among other changes, the amendments remove references to software development project stages and revise the guidance for determining when capitalization of software development costs should begin. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide additional disclosures about certain expenses included in the income statement. The amendments require disclosure of specified expense categories included within relevant expense captions, including purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, as well as certain other qualitative and quantitative information. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 for entities with non-calendar fiscal years. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” This ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” The amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this standard did not have a material impact on its consolidated financial statements but resulted in additional income tax disclosures.

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

Under the terms of the Box Harmony limited liability operating agreement (the “LLC Agreement”), TPA and Xiao each granted to the Company an unconditional and irrevocable right and option to purchase (“Purchase Option”) from Xiao and TPA at any time within the first 18 months following January 13, 2022, up to 1,200 Class A voting units, at an exercise price of $550 per Class A voting unit, for a total exercise price of up to $660,000. If such option is fully exercised, the Company would own 3,600 Equity Units or 60% of the total outstanding Equity Units. As of the date of this report, the Purchase Option had expired, and the Company had not exercised its option to purchase additional voting units from Xiao and TPA. The LLC Agreement prohibits the issuance of additional Equity Units and certain other actions unless approved in advance by the Company. In January 2023, TPA and Xiao transferred their 60% equity units to a third party without consideration as the LLC was still in the development stage and did not have significant operations. The transfer of equity did not have any impact on the LLC’s financial statements.

As a result, the Company owns 40% of the equity interest in Box Harmony with significant influence but does not own a majority equity interest or otherwise control of Box Harmony. The Company accounts for its ownership interest in Box Harmony following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. As of June 30, 2026 and 2025, the carrying value of the investment in Box Harmony was $12,773 and $13,264, respectively.

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

As of the date of this report, the members had not completed the capital contributions and no receivables have been recorded.

Pursuant to the terms of the Agreements, the Company owns 60% of the equity interest in GSM and control of GSM’s operations. In accordance with ASC 810, Consolidation, the Company consolidates GSM in its consolidated financial statements based on its controlling financial interest in GSM. For the years ended June 30, 2026 and 2025, the impact of GSM’s activities was immaterial to the Company’s consolidated financial statements.

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

As a result of the above, the Company owns approximately 44% of the equity interest in United Package with significant influence but does not own a majority equity interest or otherwise control of United Package. The Company accounts for its ownership interest in United Package following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset. During the years ended June 30, 2026 and 2025, the Company invested $293,526 and $371,916, respectively. On October 15, 2025, pursuant to the Restructuring Agreement, the Company transferred its ownership in United Package to GPM and recorded a loss on investment of $665,443. On February 1, 2026, the Company sold its equity interest in GPM and its underlying entities, including United Package, to ETTS AI. See details on Note 5 below.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities derecognized as of August 4, 2025 and the carrying amount of the VIE’s assets and liabilities as of June 30, 2025:

	Deconsolidation	June 30, 2025
Cash in bank	$165,243	$311,852
Prepayments and other receivables	$290	$279
Rent deposit	$–	$9,772
Office equipment, net	$3,652	$3,562
Accounts payable	$103,377	$99,544
Income tax payable	$–	$280,155
Other payables and accrued liabilities	$24,915	$465,990

The Company recorded a $41,519 loss on deconsolidation of VIE for the year ended June 30, 2026.

The operating results of the VIE were as follows for the year ended June 30, 2026 and 2025:

	2026	2025
Revenue	$–	$–
Net income (loss) after elimination of intercompany transactions	$1,201,410	$1,231,686

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

Thereafter, on February 1, 2026, the Company entered into a stock purchase agreement (the “SPA”) with a third party, ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”). The Promissory Note is repayable in full in seven years, may be prepaid at any time, and repayment may be credited from time to time by purchase orders (as described below) made under a supply and distribution agreement, dated February 1, 2026 (the “Supply and Distribution Agreement”), between the Company, GPM and ETTS AI.

Under the Supply and Distribution Agreement, the Company and GPM agreed that the Company will act as exclusive supplier in the United States, Canada and Mexico for all existing SKUs that have historically been distributed from the Company to GPM, thus allowing the Company to continue in its role of supplier to GPM while divesting of the cost center associated with GPM’s sales function. As supplier, the Company will charge GPM, as distributor, a price mutually agreed on for each product and has the right to add up to 15% margin on top of the net cost. In addition, GPM will charge the Company a cooperative marketing fee, which will be defined in a subsequent agreement between the parties. Under the Supply and Distribution Agreement, payment on all purchase orders are due within seven days of GPM’s receipt of payment from its customers and amounts identified as “Margin” (i.e., the Company’s cost x margin on the SKUs purchased by GPM) may be applied on a dollar-for-dollar as a credit/offset against the outstanding amounts owed under the Promissory Note. The Supply and Distribution Agreement has a term of five years and automatically renews thereafter for subsequent two-year terms, unless 90 days’ notice is provided prior to the expiration of such term. In addition, the Supply and Distribution Agreement contains standard limitation on liability, indemnification and other provisions standard for an agreement of this nature.

The sale of GPM represents a strategic shift that will have a major effect on the Company’s operations and financial results. Due to this shift, for all periods presented, the consolidated financial statements reflect GPM’s financial results as discontinued operations in the consolidated statements of operations.

The following table summarizes the carrying amounts of GPM’s assets and liabilities and loss on disposal as of February 1, 2026:

Amount
Total assets	$778,223
Total liabilities	(92,159)
Net assets disposed	686,064
Total consideration	2,300,000
Gain on disposal	$1,613,936

The following table presents components of discontinued operations, net of tax for the years ended June 30, 2026 and 2025:

Component	Years Ended
	6/30/2026	6/30/2025
Income from discontinued operations	$559,336	$465,406
Gain on disposition of subsidiaries	1,613,936	–
Income tax expenses	386,153	93,824
Total discontinued operations, net of tax	$1,787,119	$371,582

The following table presents items from discontinued operations for the years ended June 30, 2026 and 2025 included within the consolidated statements of cash flows, including adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Years Ended
	6/30/2026	6/30/2025
Income from discontinued operations	$559,336	$465,406
Gain on disposition of subsidiaries	1,613,936	–

Cash flows related to discontinued operations included $83,545 of cash used in investing activities for the year ended June 30, 2026. In addition, as part of the consideration received in connection with the disposition of the subsidiaries, the Company received a $2.3 million promissory note, which represents a non-cash investing activity. There were no financing activities related to discontinued operations for the years ended June 30, 2026 and 2025.

Note 6 – Accounts Receivable

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	June 30, 2026	June 30, 2025
Accounts receivable	$7,107,396	$8,048,425
Less: allowance for credit losses	(2,735,696)	(1,924,417)
Total accounts receivable	$4,371,700	$6,124,008

The changes in allowance for credit losses on accounts receivable are summarized below:

Allowance for Credit Losses
Balance at June 30, 2025	$1,924,417
Allowance recorded during the year ended June 30, 2026	811,279
Balance at June 30, 2026	$2,735,696

Note 7 – Inventories

As of June 30, 2026 and 2025, inventories consisting of finished goods ready for sale were as follows:

	June 30, 2026	June 30, 2025
Finished goods	$284,258	$8,443,671
Less: Allowance for obsolescence	(284,258)	(312,468)

Total	$–	$8,131,203

On June 30, 2026, the Company entered into an agreement with GPM to transfer $2,007,367 of inventories in exchange for assumption of the same amount of accounts payable.

For the year ended June 30, 2026 and 2025, the Company recorded inventory reserve expense of $(28,210) and $(335,358), respectively. As of June 30, 2026 and 2025, allowance for obsolescence was $284,258 and $312,468, respectively.

Note 8 – Prepayments and Other Current Assets

As of June 30, 2026 and 2025, prepayments and other current assets consisted of the following:

	June 30, 2026	June 30, 2025
Advance to suppliers	$871,966	$1,787,296
Prepaid income taxes	99,954	19,072
Receivables – fulfillment fees	820,615	–
Prepaid expenses and other receivables	754,220	1,047,451
Less: Allowance for credit losses	–	–

Total	$2,546,755	$2,853,819

Note 9 - Digital Assets

On December 27, 2025, the Company purchased (1) 15.12 Bitcoin (BTC) at an average price of $87,686.33 per BTC, for a total amount of approximately $1,325,400 and (2) 301.09 Ethereum (ETH) at an average price of $2,934.67 per ETH, for a total amount of approximately $883,600. Pursuant to a Security and Pledge Agreement (the “Security Agreement”) by and among the Company, each of the direct and indirect Subsidiaries (as defined in the Security Agreement) of the Company (the “Guarantors”), and an entity that is an affiliate of the Convertible Note Investor, the Company granted to the Investor, for the ratable benefit of the Investor, a valid, perfected and enforceable first priority security interest in the cryptocurrency assets of the Company and the Guarantors, including without limitation all Crypto Collateral (as defined in the Security Agreement) and related assets. The Security Agreement and restrictions on related collateral assets expire upon full repayment or conversion of related convertible notes and maturity of the SPA described in Note 13 below.

The following table provides a roll-forward of digital assets measured at fair value on a recurring basis for the year ended June 30, 2026:

Fair Value
Balance as of June 30, 2025	$–
Purchase of BTC	1,325,400
Purchase of ETH	883,600
Purchase of sUSDai	1,001,500
Sales of BTC	–
Sales of ETH	–
Sales of sUSDai	–
Change in fair value of BTC	(441,278)
Change in fair value of ETH	(411,078)
Change in fair value of sUSDai	(1,500)
Balance as of June 30, 2026	$2,356,644

During the years ended June 30, 2026 and 2025, the Company recognized a net unrealized loss of $853,856 and $0, respectively, on its digital asset holdings.

Digital assets consisted of the following at June 30, 2026:

	June 30, 2026
Digital assets held:	Units	Cost Basis	Fair Value
BTC	15.12	$1,325,400	$884,122
ETH	301.09	883,600	472,522
sUSDai	913,539.00	1,001,500	1,000,000
		$3,210,500	$2,356,644

Note 10 – Intangible Assets

As of June 30, 2026 and 2025, intangible assets, net, consisted of the following:

	June 30, 2026	June 30, 2025
Covenant not to compete	$3,459,120	$3,459,120
Supplier relationships	1,179,246	1,179,246
Software	534,591	534,590
Accumulated amortization	(2,841,000)	(2,191,628)
Total	$2,331,957	$2,981,328

The intangible assets were acquired on February 15, 2022 through the Company’s acquisition of Anivia. The weighted average remaining life for finite-lived intangible assets at June 30, 2026 was approximately 4.2 years. The amortization expense for years ended June 30, 2026 and 2025 was $649,371 and $649,371, respectively. At June 30, 2026, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of five to 10 years, and the estimated remaining amortization expense for each of the five succeeding years thereafter is as follows:

Year Ending June 30,	Amount
2027	609,277
2028	468,750
2029	345,912
2030	345,912
2031	345,912
Thereafter	216,194
Intangible assets, net	$2,331,957

During the years ended June 30, 2026 and 2025, the Company made cash prepayments of $1,118,280 and $1,519,928, respectively, for software development. The June 30, 2025 balance included $460,807 that was classified as held for sale on the consolidated balance sheet.

As of June 30, 2026, software under development amounted to $2,638,208, including $460,807 acquired from GPM (See Note 5 above for additional information). As of June 30, 2025, software under development amounted to $1,519,928, of which $460,807 was classified as held for sale.

Note 11 – Promissory Note Receivable

On February 1, 2026, the Company entered into a stock purchase agreement (the “SPA”) with ETTS AI Investment LLC, a Nevada limited liability company (“ETTS AI”), pursuant to which the Company sold its equity interest in GPM and its underlying entities to ETTS AI in exchange for a $2.3 million promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable in full in seven years, may be prepaid at any time, and repayment may be credited from time to time by purchase orders made under a supply and distribution agreement, dated February 1, 2026 (the “Supply and Distribution Agreement”), between the Company, GPM and ETTS AI.

Because the Promissory Note does not bear stated interest and was initially expected to be repaid through credits arising from purchase orders under the Supply and Distribution Agreement, the Company initially recorded the Promissory Note at its face amount. On June 30, 2026, the Company amended the Supply and Distribution Agreement with GPM and, as a result of the amended arrangement, determined that the Promissory Note was expected to be settled in cash within its original contractual term. Accordingly, the Promissory Note was discounted using an annual interest rate of 4.01% over its remaining contractual term of approximately 6.58 years, resulting in a carrying amount of approximately $1.69 million and a discount of approximately $0.5 million. The discount will be accreted to interest income over the remaining term of the Promissory Note using the effective interest method. Because the discount was recognized as of June 30, 2026, no related interest income was recognized during the year ended June 30, 2026.

The Promissory Note is carried at amortized cost and is subject to the current expected credit loss model under ASC 326, Financial Instruments—Credit Losses. The Company evaluates the collectibility of the Promissory Note at each reporting date based on relevant available information, including the debtor’s financial condition, payment history, expected future cash flows, the remaining contractual term of the Promissory Note, and current and reasonably supportable forecasts of economic conditions. As of June 30, 2026, management evaluated the expected credit losses associated with the Promissory Note and concluded that no allowance for credit losses was required based on its assessment of the debtor’s ability and intent to repay the Promissory Note in accordance with its contractual terms.

During the year ended June 30, 2026, pursuant to the Supply and Distribution Agreement, the Company received a principal repayment of $110,847 under the Promissory Note.

As of June 30, 2026, the Promissory Note had a face amount of $2,189,153, an unamortized discount of $499,016, and a net carrying amount of $1,690,137.

Note 12 – Other Payables and Accrued Liabilities

As of June 30, 2026 and 2025, other payables and accrued liabilities consisted of the following:

	June 30, 2026	June 30, 2025
Accrued payables for inventory in transit	$–	$262,570
Credit cards payable	173,760	143,518
Customer deposits	630,386	291,995
Accrued Amazon fees	77,191	76,534
Sales taxes payable	637,308	433,604
Accrued payroll and related expenses	14,724	560,387
Other accrued liabilities and payables	52,648	124,516

Total	$1,586,017	$1,893,124

Note 13 – Loans Payable

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

The Convertible Notes are convertible into shares of Common Stock at a fixed Conversion Price of $1274.40 per share, subject to adjustment. The holder may elect to convert at an Alternate Conversion Price equal to the lower of (i) the Conversion Price or (ii) the greater of the Floor Price or 95% of the lowest daily VWAP during the seven consecutive Trading Days preceding conversion. During an Event of Default, the Alternate Conversion Price becomes the lower of (i) the Conversion Price or (ii) the greater of the Floor Price or 90% of the lowest daily VWAP during the ten consecutive Trading Days preceding conversion. The Floor Price is $163.44 per share, subject to downward adjustment every six months to the lower of the then-current Floor Price or 20% of the trading price. On March 23, 2026, the Conversion Price automatically resets to $1,019.52 if then above such level. The holder is subject to a 4.99% Beneficial Ownership Cap on outstanding Common Stock, which may be increased to 9.99% upon 61 days’ notice.

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

On May 19, 2026, the Company consummated an Additional Optional Closing in accordance with the Purchase Agreement, receiving $2,820,000 in exchange for issuing a $3,000,000 aggregate principal amount of the Additional Optional Series A Note to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any event of default.

Accounting and Fair Value Measurement for Embedded Derivative Liability

The Company evaluated the embedded features within the convertible note in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the following embedded features constitute a compound derivative liability requiring bifurcation from the debt host: (i) the Conversion Option, which includes multiple pricing mechanisms (fixed conversion prices, Alternate Conversion Price based on 95% of lowest 7-day VWAP, Event of Default Conversion Price based on 90% of lowest 10-day VWAP, the Floor Price, the price resets, and anti-dilution adjustments); (ii) Interest Payment in Shares at the Alternate Conversion Price; and (iii) cash-settled put options arising from various redemption features (Event of Default at 115% premium, Change of Control at 110% premium, Subsequent Placement at 110% premium, and Asset Sale at 110% premium).

These features are not clearly and closely related to the debt host, meet the definition of a derivative, and do not qualify for the derivative accounting exemptions. Accordingly, the embedded features were bifurcated as a single compound derivative liability measured at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations.

The initial fair value of the compound embedded derivative liability was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 128% to 141%; (iii) risk-free interest rate of approximately 3.5% to 4.1%; (iv) term of 2.0 years; (v) fair value of the common shares of $4.4 to $10.46 (on pre-split basis) per share; and (vi) various probability assumptions.

At June 30, 2026, the Company remeasured the derivative liability using updated assumptions: (i) dividend yield of 0%; (ii) expected volatility of 116% to 124%; (iii) risk-free interest rate of approximately 4.1%; (iv) remaining term of 1.5 to 1.9 years; (v) fair value of the common shares of $2.14 per share (on pre-split basis); and (vi) various probability assumptions.

Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the Convertible Notes, along with the fair value of the bifurcated embedded derivative liability, were collectively treated as a debt discount. Upon initial recognition, the total debt discount was $4,317,367, consisting of the fair value of the bifurcated derivative liability of $2,574,200, the original issue discount of $720,000, and debt issuance costs of $1,023,167. The debt discount is being amortized to interest expense over the two-year term using the effective interest method at an effective rate of approximately 6% to 23%.

During the year ended June 30, 2026, the holder converted Convertible Notes with an aggregate fair value of $9,150,119, including $8,013,397 of principal plus underlying interest, into 148,234 shares of Common Stock (on a post-reverse split basis). The conversions were effected at the Alternate Conversion Price on the respective conversion dates. The Company accounted for each conversion as a partial extinguishment of the debt host and related embedded derivative liability, resulting in a loss on extinguishment of $2,324,402, representing the excess of the fair value of shares issued over the carrying amounts derecognized.

As of June 30, 2026, the remaining outstanding principal balance of the Convertible Notes was $3,986,603 and an unamortized debt discount of $1,243,766, resulting in a net carrying amount of $2,742,837. Interest expense, including amortization of debt discount, recognized on the Convertible Notes during the year ended June 30, 2026, was $690,444.

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

Below is a summary of the interest expense recorded for the years ended June 30, 2026 and 2025:

	2026	2025
Accrued interest	$113,507	$244,078
Credit utilization fees	18,636	57,052
Amortization of debt discount	–	125,906
Total	$132,143	$427,036

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

As of June 30, 2026 and 2025, the outstanding amount of the ABL, which was classified as current revolving loan payable, including interest payable, was $0 and $3,737,602, respectively.

Short-term loan payable

On April 8, 2024, the Company entered into an agreement with an unrelated accredited investor (the “Investor”) for an on-demand, unsecured and subordinated loan (“On-demand Loan 2”). Pursuant to the agreement, the Investor agreed to loan the Company the amount requested. The On-demand Loan 2 bears interest at the rate of the Secured Overnight Financing Rate, or SOFR, plus 1.5% per annum. The On-demand Loan 2 is due in 30 days upon receipt of the Investor’s notice of repayment. For the years ended June 30, 2026 and 2025, the Company recorded interest expense of $0 and $3,733, respectively. As of June 30, 2026 and 2025, the On-demand Loan 2 had been fully paid off.

On July 9, 2025, the Company borrowed $500,000 as a short-term loan (“RP Loan 2”) from an entity owned by Mr. Allan Huang, one of the shareholders of the Company. The RP Loan 2 bears no interest and is due upon receipt of request of repayment. As of June 30, 2026, The RP Loan 2 had been fully paid off.

On November 24, 2025, the Company issued three promissory notes totaling $2.0 million (the “Promissory Notes”) in exchange for gross proceeds of $2.0 million. The Promissory Notes were entered into with certain investors and related parties, including an entity controlled by the Company’s CEO, Chenlong Tan. The Promissory Notes bear 6.5% interest per annum and are repayable upon the earlier of 90 days or the Company’s entry into new financing arrangements. The funds received in connection with the Company’s issuance of the Promissory Notes was used to pay off the Company’s existing ABL with JPMorgan Chase Bank, N.A. (“JPMorgan”). For year ended June 30, 2026, the Company recorded interest expense of $29,250, respectively. As of June 30, 2026, the Promissory Notes had been fully paid off.

On November 28, 2025, the Company borrowed $50,000 from an entity controlled by the Company’s CEO, Chenlong Tan, for short-term liquidity needs. The borrowing was non-interest-bearing and repayable on demand. As of June 30, 2026, the borrowing had been fully repaid.

Note 14 - Related Party Transactions

On July 9, 2025, the Company borrowed $500,000 as a short-term loan from an entity owned by Mr. Allan Huang, one of the shareholders of the Company. See Note 13 above for details.

On November 24, 2025, the Company issued a Promissory Note in exchange for gross proceeds of $500,000 to an entity controlled by the Company’s CEO, Chenlong Tan. See Note 13 above for details.

On November 28, 2025, the Company borrowed $50,000 from an entity controlled by the Company’s CEO, Chenlong Tan, for short-term liquidity needs. See Note 13 above for details.

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

In addition, Ms. Yang’s entity, Pacelor Inc. (“Pacelor”), manages a warehouse and provides fulfillment services for the Company and receives a monthly service fee, which fluctuates from month to month. Ms. Yang is the Founder and Chief Executive Officer of Pacelor. As a result, Pacelor has become a related party of the Company since June 6, 2025. For the years ended June 30, 2026 and 2025, the Company received $3,394,399 and $202,922, respectively, in services from Pacelor. As of June 30, 2026 and 2025, the accounts payable to Pacelor was $240,425 and $78,831, respectively. Ms. Yang’s other entity, Pacelor NV Inc. (“Pacelor NV”) also provides marketing services for the Company. During the year ended June 30, 2026, the Company recorded $100,470 of selling expense. As of June 30, 2026 and 2025, the outstanding accounts payable to Pacelor NV was $415,489 and $315,019, respectively.

Note 15 – Income Taxes

In addition to corporate income taxes in the United States, upon completion of the acquisition of Anivia in February 2022, the Company is subject to corporate income taxes in People’s Republic of China (“PRC”). Anivia and its subsidiaries are subject to BVI or Hong Kong income taxes but did not have any operations in those jurisdictions for the year ended June 30, 2022. The Company’s subsidiary in China, Dayourenzai (Shenzhen) Technology Co., Ltd. (“WFOE”), is subject to the Global Intangible Low-Taxed Income (or GILTI) Tax. WFOE is subject to 5% tax rate in PRC until December 31, 2027. Since WFOE had losses during the years ended June 30, 2026 and 2025, no GILTI tax was recorded as of June 30, 2026 and 2025. The Company is not eligible for the GILTI high-tax exclusion.

For the years ended June 30, 2026 and 2025, the Company had income tax benefit of $3,079,172 and $1,348,313, respectively.

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2023 to 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	For the Year Ended June 30,
	2026		2025
	Amount	%	Amount	%
Statutory tax rate
Federal	$3,462,659	21.00%	$1,406,463	21.00%
State (net of federal benefit)	887,101	5.38%	377,184	5.63%
Foreign tax	(49,467)	(0.3)%	(249,815)	(3.73)%
Permanent differences	(705,723)	(4.28)%	–	– %
Others	(515,398)	(3.13)%	(185,519)	(2.77)%
Effective tax rate	$3,079,172	18.67%	$1,348,313	20.13%

As of June 30, 2026, prepaid income taxes to US tax authorities was $99,954. As of June 30, 2025, prepaid income taxes to US tax authorities and income tax payable to Chinese tax authorities was $19,073 and $280,155, respectively.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	June 30, 2026	June 30, 2025
Deferred tax assets
263A calculation	$–	$256,568
Inventory reserve	75,001	83,180
State taxes	3,797	4,844
Accrued expenses	21,745	21,750
ROU assets / liabilities	71,926	95,711
Net operating loss	4,627,370	2,962,954
Disallowed interest expense	403,565	311,662
Stock-based compensation	524,891	336,394
Unrealized gain/loss	230,654	–
Allowance for credit loss	720,427	512,289
Discount on note receivable	131,767	–
Total deferred tax assets	6,811,143	4,585,352

Deferred tax liabilities
Depreciation	(29,280)	(56,648)
Intangible assets acquired	(632,907)	(804,242)
Total deferred tax liabilities	(662,187)	(860,890)

Net deferred tax assets	$6,148,956	$3,724,462

The Company assesses the realizability of deferred tax assets based on all available positive and negative evidence, including historical results of operations, projected future taxable income, reversal of existing temporary differences, and available tax planning strategies. Based on its assessment, the Company determined that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded as of June 30, 2026 and 2025.

Note 16 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Year Ended June 30,
	2026	2025
Numerator:
Net loss attributable to iPower Inc.	$(11,622,242)	$(4,968,288)

Denominator:
Weighted-average shares used in computing basic and diluted earnings per share*	33,671	14,558

Losses per share of ordinary shares from continuing operations - basic and diluted	$(398.24)	$(366.80)
Losses per share of ordinary shares from discontinued operations - basic and diluted	53.08	25.52
Earnings (losses) per share of ordinary shares - basic and diluted	$(345.16)	$(341.28)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, and unvested RSUs as the Company had a net loss for the years ended June 30, 2026 and 2025.

*	For the year ended June 30, 2025, 36 vested but unissued shares of restricted stock units under the 2020 Equity Incentive Plan (as discussed in Note 17) are considered issued shares and therefore included in the computation of basic earnings (losses) per share when the shares are fully vested.

Note 17 – Equity

Common Stock

As of June 30, 2026, the total authorized shares of capital stock were 1,000,000,000 shares consisting of 980,000,000 shares of Common Stock (“Common Stock”) and 20,000,000 shares of preferred stock (the “Preferred Stock”), each with a par value of $0.001 per share.

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

On October 27, 2025, May 22, 2026, and August 7, 2026, the Company effectuated the 1-for-30, 1-for-8, and 1-for-9 Reverse Stock Splits, respectively. When the Reverse Stock Splits became effective, the Company’s issued and outstanding Common Stock immediately prior to the Effective Time automatically reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Splits did not change the total number of authorized shares of Common Stock or preferred stock. As a result, unless otherwise indicated, all references to common stock, restricted stock units, warrants and options to purchase common stock, share data, per-share data, and related information have been retroactively adjusted, where applicable in the consolidated financial statements and notes, to reflect the reverse stock splits of the Company’s common stock as if the splits had occurred at the beginning of the earliest period presented.

On June 18, 2024, the Company closed on a registered direct offering (the “Registered Direct”) of 965 shares of common stock (the “Shares”) and a concurrent private placement (“Private Placement,” and together with the Registered Direct, the “Offering”) of warrants (the “Warrants”) to purchase 965 shares of common stock (the “Warrant Shares”), which were sold for gross aggregate proceeds of $5,000,002. The Shares were sold pursuant to a prospectus supplement, filed on June 18, 2024, to the Registration Statement on Form S-3, originally filed on September 25, 2023, with the SEC (File No. 333-274665) and declared effective by the SEC on September 29, 2023. The Warrants, which were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) or Regulation D on the Securities Act, have a term of five years and are immediately exercisable at $5,184.0 per share. The Shares and Warrants were sold to a purchaser pursuant to a securities purchase agreement, dated June 16, 2024, between the Company and the purchaser (the “Purchase Agreement”). Roth Capital Partners, LLC (the “Placement Agent”) acted as placement agent, pursuant to a placement agency agreement between the Company and the Placement Agent dated June 16, 2024 (the “Placement Agency Agreement”). The Company paid the Placement Agent as compensation a cash fee equal to 6.5% of the gross proceeds of the Offering plus reimbursement of certain expenses and legal fees. The net proceeds of the Offering, after deducting $456,913, the Placement Agent’s fees and expenses and other direct offering costs paid by the Company, was $4,543,089.

The Company calculated the fair value of the Warrants at $3.1 million, with a relative fair value of $1.7 million after allocation of the fair value of the Shares, using the Black-Scholes Model with the following variables:

•	Stock Price - $2.00 (pre-reverse-split price; equivalent to $4,320.00 on a post-reverse-split basis)
•	Exercise Price - $2.40 (pre-reverse-split price; equivalent to $5,184.00 on a post-reverse-split basis)
•	Volatility – 104%
•	Term –5 years
•	Risk Free Rate of Return – 4.24%

Pursuant to the Warrant agreement, except for some fundamental transactions within the Company’s control, in no event shall the Company be required to net cash settle the Warrants. The Company considered and followed the rules and guidelines under ASC 480-10 and ASC 815 and concluded that the Warrants should be classified and recorded as equity. Further, as the warrants were issued as part of the Offering, the relative fair value of the Warrants was included in the gross proceeds and recorded as additional paid-in capital. As of June 30, 2026 and 2025, none of the warrants had been exercised.

On June 18, 2024, in order to recoup the settlement payment made to Boustead Securities, LLC, the Company’s Chief Executive Officer and co-founder, Chenlong Tan, along with co-founder Allan Huang, returned a total of 18,056 shares to the Company for cancellation (the “Share Cancellation”). The Share Cancellation was completed in June 2024 and the par value of $542 was reduced against additional paid-in capital.

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

During the year ended June 30, 2026, the Company issued the following common stock of the Company:

•	554 shares for vested RSUs;
•	148,234 shares in connection with the conversion of $9,150,119 in aggregate fair value of convertible notes at a weighted-average conversion price of $61.73 per share;
•	5,231 shares for services to consultants; and
•	5 shares were issued as round-up shares in connection with the reverse stock split that became effective on October 27, 2025 and May 22, 2026.

As of June 30, 2026 and 2025, there were 168,542 and 14,518 shares of Common Stock issued, respectively, and 167,196 and 14,518 shares of common stock issued and outstanding, respectively.

During the year ended June 30, 2026, the Company repurchased an aggregate of 1,346 shares of its common stock for approximately $41,755 in open-market transactions.

As of June 30, 2026, the Company held 1,346 shares of common stock in treasury at an aggregate cost of $41,755. The treasury shares are presented as a reduction of stockholders’ equity in the accompanying consolidated balance sheet.

Preferred Stock

The Preferred Stock was authorized as “blank check” series of Preferred Stock, providing that the Board of Directors is expressly authorized, subject to limitations prescribed by law, by resolution or resolutions and by filing a certificate pursuant to the applicable law of the State of Nevada, to provide, out of the authorized but unissued shares of Preferred Stock, for series of Preferred Stock, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As of June 30, 2026 and 2025, there were no shares of Preferred Stock issued and outstanding.

Equity Incentive Plan

On May 5, 2021, the Company’s Board of Directors adopted, and its stockholders approved and ratified, the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The Plan allows for the issuance of up to 50,000,000 shares of Common Stock (627,315 shares on a post reverse split basis, taking into account the May 22, 2026 and August 7, 2026 reverse stock splits), whether in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards. The general purpose of the Plan is to provide an incentive to the Company’s directors, officers, employees, consultants and advisors by enabling them to share in the future growth of the Company’s business. On November 16, 2021 and December 6, 2022, the Company filed a registration statement on Form S-8 registering all shares issuable under the Plan, which was subsequently amended on December 6, 2022 and September 15, 2023, November 22, 2023, and April 17, 2026.

Restricted Stock Units

On November 12, 2025, the Company granted $800,000 in RSUs as bonus to Chenlong Tan, the CEO of the Company. As a result, 1,127 RSUs, calculated based on the closing price, $709.85, on the grant date, were issued to Mr. Tan. The RSUs vested immediately but contained a deferred settlement provision. As a result, settlement of the vested RSUs shall occur on the earliest of the following Code Section 409A-permitted payment events: (1) change of control of the Company that qualifies as a “change in control event” as defined under Code Section 409A; (2) Reporting Person’s separation from service (subject to any required delay under the Amended and Restated 2020 Equity Incentive Plan; (3) upon the Reporting Person’s death or disability, or (4) in the event of an “unforeseeable financial emergency,” as defined under Code Section 409A.

During the years ended June 30, 2026 and 2025, the Company granted an additional 2,480 and 41 shares of RSUs to the Company’s employees and directors, respectively.

For the years ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $866,667 and $93,455, respectively, related to the vesting of RSUs. As of June 30, 2026 and 2025, the unvested number of RSUs was 868 and 7 and the unamortized expense was $33,333 and $8,333, respectively.

Information relating to RSU grants is summarized as follows:

For year ended June 30, 2026:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at June 30, 2025	7
RSUs granted	2,480	$891,670
RSUs forfeited	–
RSUs vested	(1,619)
RSUs granted, but not vested, at June 30, 2026	868

 _____________________

(1)	The total fair value was based on the current stock price on the grant date.

As of June 30, 2025, of the 189 vested RSUs, 132 shares of Common Stock were issued, and 57 shares were issued during the year ended June 30, 2026.

Stock Option

On May 12, 2022, the Compensation Committee of the Board of Directors approved an incentive plan for the Company’s executive officers consisting of a cash performance bonus of $60,000 to be awarded to Kevin Vassily, CFO of the Company, and grants of stock option (the “Option Grants”) exercisable to purchase (i) 1,389 shares of Common Stock to Chenlong Tan, CEO and (ii) 153 shares of Common Stock to Mr. Vassily. The Option Grants, which were issued on May 13, 2022, have an exercise price of $2,419.2, a contractual term of 10 years, and consist of six vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment of the recipients through each vesting date. Each of the six vesting tranches of the Option Grants will vest when both (i) the market capitalization milestone for such tranche, which begins at $150 million for the first tranche and increases by increments of $50 million through the fourth tranche and $100 million thereafter (based on achieving such market capitalization for five consecutive trading days), has been achieved, and (ii) any one of the following six operational milestones focused on revenue or any one of the six operational milestones focused on operating income have been achieved during a given fiscal year.

The estimated achievement status of the operational milestones as of June 30, 2026 was as follows:

Revenue in Fiscal Year		Operating Income in Fiscal Year
Milestone (in Millions)	Achievement Status	Milestone (in Millions)	Achievement Status

$90	Not probable	$6	Not probable
$100	Not probable	$8	Not probable
$125	Not probable	$10	Not probable
$150	Not probable	$12	–
$200	–	$16	–
$250	–	$20	–

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

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed amount of expense for such tranche and (ii) the future time when the market capitalization milestone for such tranche was expected to be achieved. Separately, based on a subjective assessment of our future financial performance, each quarter we determine whether it is probable that the Company will achieve each operational milestone that has not previously been achieved or deemed probable of achievement and, if so, the future time when the Company expects to achieve that operational milestone. The Monte Carlo simulation utilized the following inputs:

•	Stock Price - $1.12 (pre-reverse-split price; equivalent to $2,419.20 on a post-reverse-split basis)
•	Volatility – 95.65%
•	Term –10 years
•	Risk Free Rate of Return – 2.93%
•	Dividend Yield – 0%

The total fair value of the Option Grants was $3.2 million. During the year ended June 30, 2026, the Company reassessed the expected timing of meeting the performance conditions and concluded that none of the milestones was deemed probable of vesting. According to ASC 718-10-55-78, since the number of awards expected to vest and the fair value had changed with the new estimate, the adjustment affected the recognition value and years to vest. Therefore, the Company had reversed $594,415 of the expenses recorded for non-vesting tranches and applied the prospective approach to record adjustment on tranches expected to be vested in future periods. As of June 30, 2026, none of the options had vested. For the years ended June 30, 2026 and 2025, the Company recorded $(472,343) and $(468,778), respectively, of stock-based compensation expense related to the Option Grants. As of June 30, 2026, unrecognized compensation cost related to tranches probable of vesting was $0.

On August 29, 2024, the board of directors (the “Board”) of the Company, based on the recommendation of the compensation committee of the Board, approved a grant of 556 stock options (the “2024 Stock Options”) issuable to Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the iPower Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). Following the Board’s approval, Mr. Tan and the Company entered into a stock option award agreement (the “Stock Option Award Agreement”).

According to the Stock Option Award Agreement, and subject to the terms and conditions of the Stock Option Award Agreement and the Plan, upon vesting of the 2024 Stock Options, Mr. Tan will have the option to purchase the Company’s Common Stock at an exercise price of $3,088.8 per share (which is 110% of the Fair Market Value of the stock on the grant date). The 2024 Stock Options have a term of 10 years and will vest as follows: 14 shares vested on the grant date (August 29, 2024), and 15 shares will vest on the first day of each month from September 1, 2024, to August 1, 2027.

On the grant date, a Black-Scholes Model was used to determine the fair value of the 2024 Stock Options with the following inputs:

•	Stock Price - $1.30 (pre-reverse-split price; equivalent to $2,808.00 on a post-reverse-split basis)
•	Exercise Price - $1.43 (pre-reverse-split price; equivalent to $3,088.80 on a post-reverse-split basis)
•	Volatility – 101%
•	Expected Term –5.71 years
•	Risk Free Rate of Return – 3.66%
•	Dividend Yield – 0%

The total fair value of the 2024 Stock Options was $1.22 million as of the grant date. For the years ended June 30, 2026 and 2025, 180 and 165 stock options, respectively, were vested and the Company recorded $398,047 and $362,325 as stock compensation expense, respectively. As of June 30, 2026, the unrecognized compensation cost of the 2024 Stock Options was approximately $0.5 million and will be recognized monthly through August 1, 2027.

Note 18 - Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, digital assets, and accounts receivable.

As of June 30, 2026 and 2025, $478,042 and $1,677,879, respectively, were deposited with various financial institutions and financial services companies in the United States and PRC. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company had approximately $0.05 million and $1.4 million, respectively, in excess of the FDIC insurance limit, as of June 30, 2026 and 2025.

As of June 30, 2026, the Company had approximately $3.25 million of restricted cash and $2.36 million of digital assets held with a single custodian, BitGo Trust Company. These assets are not insured by the FDIC or the Securities Investor Protection Corporation (“SIPC”) and are subject to the control of the Collateral Agent pursuant to the Company’s financing arrangements. Accordingly, the Company is exposed to concentration and custodial risk associated with these assets.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains an allowance for estimated credit losses based on its assessment of collectibility.

Customer and vendor concentration risk

For years ended June 30, 2026 and 2025, Amazon Vendor and Amazon Seller customers accounted for 38% and 82% of the Company’s total revenues, respectively. For the year ended June 30, 2026, GPM accounted for approximately 37% of the Company’s total revenues. As of June 30, 2026 and 2025, accounts receivable from Amazon Vendor and Amazon Seller accounted for 62% and 72% of the Company’s total accounts receivable. As of June 30, 2026, accounts receivable from GPM accounted for approximately 34% of the Company’s total accounts receivable.

For the year ended June 30, 2026, one supplier accounted for 60.8% of the Company’s total purchases. For the year ended June 30, 2025, two suppliers accounted for 14% and 11% of the Company’s total purchases, respectively. As of June 30, 2026, accounts payable to three suppliers accounted for 26.3%, 16.5%, and 12.5% of the Company’s total accounts payable. As of June 30, 2025, accounts payable to one supplier accounted for 10% of the Company’s total accounts payable.

Note 19 - Leases

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

The lease did not start under the original agreement as the construction was not completed. On February 23, 2022, the Company entered into an amended agreement to extend the lease term to 74 months. Under the amended agreement, the lease commenced on February 10, 2022, with rent payments commencing May 11, 2022 and the lease expiring on May 31, 2028. The base rental fee is $114,249, increasing gradually over time to $140,079 per month through the expiration date of May 31, 2028. On April 13, 2026, we entered into a sublease agreement (the “Sublease Agreement”) to sublease part of the warehouse for a term of 25 months, commencing May 1, 2026 and ending May 31, 2028. Pursuant to the Sublease Agreement, the sublessee will pay Base Rent of $62,500 to $112,710, calculated based on space used, to the Company monthly. For the year ended June 30, 2026, the Company recognized $168,750 of sublease income in other income.

On May 1, 2022, the Company leased another fulfillment center in Duarte, California. The base rental fee is $56,000 to $59,410 per month through April 30, 2025. The lease had been expired without renewal since May 1, 2025.

	For the Years Ended June 30,
	2026	2025
Lease cost
Operating lease cost (included in G&A in the Company’s statement of operations)	$1,446,982	$2,083,235
Short-term lease expenses	9,781	85,954

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,533,918	$2,216,896
Remaining term in years	1.92	2.92
Average discount rate - operating leases	5%	5%

The supplemental balance sheet information related to leases for the years is as follows:

Operating leases	June 30, 2026	June 30, 2025
Right of use asset	$2,641,366	$3,915,539

Lease Liabilities – current	1,483,163	1,361,111
Lease Liabilities - non-current	1,430,806	2,913,967
Total operating lease liabilities	$2,913,969	$4,275,078

Maturities of the Company’s lease liabilities are as follows:

Operating
Lease
For Year ending June 30:
2027	1,586,572
2028	1,459,411
Less: Imputed interest/present value discount	(132,014)
Present value of lease liabilities	$2,913,969

Note 20 - Commitments and Contingencies

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

In connection with the issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement with the investors. Pursuant to the agreement, the Company is required to file and maintain the effectiveness of a registration statement covering the resale of certain shares of common stock issuable under the financing. The agreement provides for liquidated damages upon the occurrence of certain registration-related events, generally at a rate of 1.5% of the applicable principal amount, subject to the terms and limitations set forth in the agreement. In addition, the Convertible Notes contain certain redemption provisions, including redemption premiums, and the related financing documents provide for a 6% placement-agent commission on future closings.

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

Note 21 - Subsequent Events

The Company evaluated subsequent events and transactions through the date the consolidated financial statements are issued. Other than as set forth below, there were no material subsequent events that required recognition or additional disclosure in the consolidated financial statements presented.

On July 6, 2026, the Company and the Investor entered into an amendment to the Purchase Agreement for purposes of (i) increasing funds available under the facility by an additional original principal amount of $2,000,000 and (ii) removing restrictions on the use of proceeds for any additional funds obtained through the facility.

On July 6, 2026 and September 15, 2026, pursuant to the Securities Purchase Agreement dated December 22, 2025 (the “Purchase Agreement”) with an institutional investor (the “Investor”), the Company and Investor consummated Additional Optional Closings. At the Additional Optional Closings, the Company received $4,700,000, excluding fees and expenses, in exchange for issuing a total of $5,000,000 aggregate principal amount of Series A Notes to the Investor after satisfaction of all applicable closing conditions, including the effectiveness of the resale registration statement and the absence of any Event of Default. The Series A Notes issued at the Additional Optional Closings were issued pursuant to an exemption from registration in accordance with Regulation D of the Securities Act.

On July 15, 2026, the Company formed two wholly-owned subsidiaries: IPW Commerce LLC, a Delaware limited liability company, and iPower AI LLC, a Delaware limited liability company (collectively, the “New Subsidiaries”). The New Subsidiaries were formed to separate the Company’s e-commerce and artificial intelligence operations from the remainder of the Company’s business, and the formation of the New Subsidiaries did not result in any change to the Company’s management or capital structure.

Pursuant to the Purchase Agreement and the Series A Notes, certain subsidiaries of the Company are required to enter into a guaranty in favor of the Investor. One such subsidiary, iPower Smart LLC, entered into a guaranty in favor of the Investor dated December 23, 2025 (the “Guaranty”). In connection with the Company’s recent formation of iPower AI LLC, the Company has joined iPower AI LLC to the Guaranty pursuant to a Joinder to Guaranty dated July 21, 2026.

Pursuant to authority granted by the Company’s stockholders, on July 16, 2026, the Board approved a reverse split of between one-for-two (1:2) and one-for-10 (1:10) (the “Reverse Stock Split”) of the Common Stock, with the final split ratio to be set at the discretion of Company management. Thereafter, Company management determined to set a Reverse Stock Split Ratio of one-for-nine (1:9) and on August 5, 2026, the Company filed a certificate of amendment to amend the Sixth Amended and Restated Articles of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada, with an effective date of August 7, 2026 (the “Effective Date”), to effect a 1:9 Reverse Stock Split. The Reverse Stock Split became effective at the start of trading on August 7, 2026 (the “Effective Time”). When the Reverse Stock Split became effective, every nine (9) shares of the Company’s issued and outstanding Common Stock immediately prior to the Effective Time were automatically reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of Common Stock issuable upon the exercise or vesting of the Company’s outstanding stock options and warrants in proportion to the ratio of the Reverse Stock Split, causing a proportionate increase in the exercise prices of such stock options and warrants. Restricted stock units and other equity incentive plan grants were also adjusted to reflect the reduced number of underlying shares. The Reverse Stock Split did not change the Company’s total number of authorized shares of Common Stock or preferred stock.

On August 14, 2026, the Company sold all sUSDai for approximately $1,002,381 and all Ethereum for approximately $563,391.

On September 21, 2026, the Company’ shareholder approved a Third Amended and Restated 2020 Equity Incentive Plan to (i) adjust the total number of the Company’s shares reserved for issuance under the plan to 50,000,000 shares and (ii) adopt an evergreen provision providing for a 5% automatic annual increase in the shares of common stock available for issuance under the plan over a period of ten years.

During the period from July 1, 2026 to the date of this report, the Company issued total of 386,785 shares of common stock to consultants for services and 707,214 shares upon conversion of the convertible notes.

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

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of June 30, 2026, our internal control over financial reporting was not effective because, among other things, our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis. Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

HTL International, LLC, our independent registered public accounting firm, is not required to and has not provided an assessment of the design or effectiveness of our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
Chenlong Tan	43	Chairman, Chief Executive Officer, Interim Chief Financial Officer, President, and Director
Yue Guo	39	Independent Director
Hanxi Li	39	Independent Director
Bennet Tchaikovsky	57	Independent Director
Yi Yang	40	Director

Chenlong Tan. Mr. Tan cofounded our Company in 2018 and is the Chairman, Chief Executive Officer, Interim Chief Financial Officer, and President. He has held the position of Chief Executive Officer since April 2018 and assumed the positions of Chairman, President and Interim Chief Financial Officer in January 2020. Mr. Tan held the position of Interim Chief Financial Officer until January 2021, and again since June 2025. From 2010 until 2018, Mr. Tan was the cofounder, Chief Executive Officer and Chief Information Officer at our predecessor, BizRight LLC, where he built the business from the ground up to achieve $20 million in sales through data driven development. From 2002 until 2010, Mr. Tan served as a Solution Architect and Senior Software Engineer at various companies, where he took a lead role, managing consultants, business architects and project managers, in working with healthcare companies in completing scoping requirements, solution gathering and project management, among other things. Mr. Tan received his B.Sc. at the University of Auckland in New Zealand, where he graduated with honors.

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

Nominating and Governance Committee. The Nominating and Governance Committee consists of three independent directors. The members of the Nominating and Governance Committee are Ms. Guo, Ms. Li and Mr. Tchaikovsky. Ms. Guo serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

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

Insider Trading Policy

The Company maintains an insider trading policy to help the Company’s Employees comply with federal and state securities laws, prevent insider trading and govern the terms and conditions at which the Employees can trade in the Company’s securities. On September 3, 2025, the board of directors of the Company adopted an amended and restated policy on insider trading (the “Amended and Restated Insider Trading Policy”). The Amended and Restated Insider Trading Policy was updated in order to adjust the blackout period from three weeks before quarter end to two weeks before quarter end and update the requirements for establishing a 10b5-1 plan.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended June 30, 2026, except for the following:

Name	Late Reports
Yue Guo	Form 3
Yang Yi	Form 3

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the years ended June 30, 2026 and 2025 were Chenlong Tan and Kevin Vassily.

Summary Compensation Table

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of June 30, 2026, for services rendered in all capacities to us for the fiscal years ended June 30, 2026 and 2025.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)		Total ($USD)
Chenlong Tan	2026	264,000	–	1,198,047	–		1,462,047
Chairman, Chief Executive Officer, President and Interim Chief Financial Officer	2025	264,000	–	362,325	62,647	(1)	688,972

Kevin Vassily	2026	–	–	–	–		–
Former Chief Financial Officer (2)	2025	220,000	–	–	–		220,000

_________________________

(1)	Consists of the costs of leasing a car.
(2)	Mr. Vassily resigned as the Company’s Chief Financial Officer on May 31, 2025, at which time Mr. Tan assumed the position of Interim Chief Financial Officer.

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

Outstanding Equity Awards

Outstanding Equity Awards at June 30, 2026

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2026.

		Options				Restricted Stock Unit Awards
Name	Grant Date	Number of securities Underlying Options (#) Vested	Number of Securities Underlying Options (#) Unvested	Option Exercise Price ($)	Option Expiration date	Number of Securities Underlying RSUs (#) Vested	Number of Securities Underlying RSUs(#) Unvested
Chenlong Tan	5/13/2022	–	1,389	$2,419.2	5/12/2032	–	–
	8/29/2024	345	211	$3,088.8	8/28/2034
	11/12/2025			–		1,127

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board of directors. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended June 30, 2026.

Name	Fees Earned or Paid in Cash ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Bennet Tchaikovsky	$20,000	$20,000	$–	$40,000
Hanxi Li	$10,000	$10,000	$–	$20,000
Yue Guo	$10,000	$10,000	$–	$20,000
Yi Yang	$–	$–	$–	$–

Our independent directors each receive (i) $10,000 annual cash compensation, payable in equal quarterly installments, and (ii) $10,000 in restricted stock units (“RSUs”), which were issued pursuant to our 2020 Amended Equity Incentive Plan. The RSUs vest quarterly in substantially equal installments. In addition, the chairman of our audit committee is entitled to receive an additional $10,000 in cash and $10,000 in RSUs, vested in equal quarterly installments. Directors will also be reimbursed for reasonable expenses incurred in connection with the performance of their duties.

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

In addition to the RSU grants referenced above, on May 13, 2022, the Company granted stock options (the “Option Grants”) in the amount of (i) 1,389 shares to Chenlong Tan, our Chief Executive Officer and (ii) 153 shares to Kevin Vassily, our former Chief Financial Officer. The Option Grants have an exercise price of $2,419.2 per share (the closing price on the grant date) and have a term of 10 years, will vest in stages upon the Company’s achievement of certain pre-determined market capitalization and revenue or operating income targets set forth in the grant agreements. Upon Mr. Vassily’s resignation, stock options for 153 shares granted to him had been forfeited.

On August 29, 2024, the Company granted 556 shares of stock options (the “2024 Stock Options”) to Mr. Chenlong Tan, the Company’s Chief Executive Officer, pursuant to the terms of the Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The options have an exercise price of $3,088.8 per share (which is 110% of the Fair Market Value of the stock on the grant date). The 2024 Stock Options have a term of 10 years and will vest as follows: 14 shares vested on the grant date (August 29, 2024), and 15 shares will vest on the first day of each month from September 1, 2024, to August 1, 2027.

On November 12, 2025, the Company granted $800,000 in RSUs as bonus to Chenlong Tan, the CEO of the Company. As a result, 1,127 RSUs, calculated based on the closing price, $709.85, on the grant date, were issued to Mr. Tan. The RSUs vested immediately but contained a deferred settlement provision. As a result, settlement of the vested RSUs shall occur on the earliest of the following Code Section 409A-permitted payment events: (1) change of control of the Company that qualifies as a “change in control event” as defined under Code Section 409A; (2) Reporting Person’s separation from service (subject to any required delay under the Amended and Restated 2020 Equity Incentive Plan; (3) upon the Reporting Person’s death or disability, or (4) in the event of an “unforeseeable financial emergency,” as defined under Code Section 409A.

During the years ended June 30, 2026, the Company granted an additional 2,480 shares of RSUs to the Company’s employees and directors, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of October 2, 2026 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executives as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 1,262,584 shares of common stock outstanding as of October 2, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable as of, or within sixty (60) days of, the date of this Annual Report are deemed to be outstanding and beneficially owned by such person. Such shares, however, are not deemed to be outstanding for purposes of computing the percentage ownership of any other person (s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o iPower Inc., 8798 9th Street, Rancho Cucamonga, CA 91730.

Name of Beneficial Owner	No. of Shares Common Stock Beneficially Owned	Total Percentage of Common Stock Owned
Chenlong Tan (1)	5,160	0.41%
Yue Guo (2)	116	*%
Hanxi Li (3)	157	*%
Bennet Tchaikovsky (4)	269	*%
Yi Yang (5)	–	–
All Officers and Directors (5 Persons)	5, 702	0.45%

Beneficial Owners of more than 5%
–	–	–

_________________________

*	Less than 0.1%
(1)	Chenlong Tan is our co-Founder, Chairman, Chief Executive Officer and President. Mr. Tan’s holding consists of (i) 1,761 shares directly held by Mr. Tan; (ii) 1,852 shares held by a trust for the benefit of Mr. Tan and certain of his family members, (iii) 420 shares of options vested, and (iv) 1,127 shares of RSUs vested with deferred settlement. The aforementioned holdings do not include options to purchase 1,524 shares of common stock which remain subject to certain vesting conditions.
(2)	Ms. Guo is a member of our board of directors. Her holdings consist of (i) 116 shares of common stock and (ii) 152 RSUs which remain subject to vesting.
(3)	Ms. Li is a member of our board of directors. Her holdings consist of (i) 157 shares of common stock and (ii) 152 RSUs which remain subject to vesting.
(4)	Mr. Tchaikovsky is a member of our board of directors. His holdings consist of (i) 269 shares of common stock and (ii) 304 RSUs which remain subject to vesting.
(5)	Ms. Yang is a member of our board of directors.

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

On July 9, 2025, the Company borrowed $500,000 as a short-term loan (“RP Loan 2”) from an entity owned by Mr. Allan Huang, one of the shareholders of the Company. The RP Loan 2 bears no interest and is due upon receipt of request of repayment. As of June 30, 2026, The RP Loan 2 had been fully paid off.

On November 24, 2025, the Company issued three promissory notes totaling $2 million (the “Promissory Notes”) in exchange for gross proceeds of $2 million. The Promissory Notes were entered into with certain investors and related parties, including $500,000 from an entity controlled by the Company’s CEO, Chenlong Tan. The Promissory Notes bear 6.5% interest per annum and are repayable upon the earlier of 90 days or the Company’s entry into new financing arrangements. The funds received in connection with the Company’s issuance of the Promissory Notes was used to pay off the Company’s existing ABL with JPMorgan Chase Bank, N.A. (“JPMorgan”). For year ended June 30, 2026, the Company recorded interest expense of $29,250, respectively. As of June 30, 2026, the Promissory Notes had been fully paid off.

On November 28, 2025, the Company borrowed $50,000 from an entity controlled by the Company’s CEO, Chenlong Tan, for short-term liquidity needs. The borrowing was non-interest-bearing and repayable on demand. As of June 30, 2026, the borrowing had been fully repaid.

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

In addition, Ms. Yang’s entity, Pacelor Inc. (“Pacelor”), manages a warehouse and provides fulfillment services for the Company and receives a monthly service fee, which fluctuates from month to month. Ms. Yang is the Founder and Chief Executive Officer of Pacelor. As a result, Pacelor has become a related party of the Company since June 6, 2025. For the years ended June 30, 2026 and 2025, the Company received $3,394,399 and $202,922, respectively, in services from Pacelor. As of June 30, 2026 and 2025, the accounts payable to Pacelor was $240,425 and $78,831, respectively. Ms. Yang’s other entity, Pacelor NV Inc. (“Pacelor NV”) also provides marketing services for the Company. During the year ended June 30, 2026, the Company recorded $100,470 of selling expense. As of June 30, 2026 and 2025, the outstanding accounts payable to Pacelor NV was $415,489 and $315,019, respectively.

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

The Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, the Board has determined that Mr. Tchaikovsky, Ms. Li and Ms. Guo do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in “Certain Relationships and Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2026 and 2025, rendered by HTL International, LLC, the Company’s current independent registered public accounting firm, and UHY LLP, the Company’s prior independent registered public accounting firm.

	Fiscal year ended June 30,
	2026	2025
Audit fees [1]	$256,910	$313,467
Audit-related fees [2]	–	–
Tax fees	–	–
All other fees	–	–
Total fees	$256,910	$313,467

_________________________

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Sixth Amended and Restated Articles of Incorporation of iPower Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 21, 2025).
3.3	Third Amended and Restated Bylaws of iPower Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 11, 2025).
3.4	Certificate of Amendment to the Sixth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 22, 2026).
3.5	Certificate of Amendment to the Sixth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 5, 2026).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed February 2, 2021).
4.2	Form of Warrant (incorporated by Reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 18, 2024).
4.3	Form of Series A Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2025).
4.4	Form of Series B Senior Secured Convertible Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 23, 2025).
4.5	Form of Series A Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report dated February 10, 2026).
4.6	Form of Series A Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2026).
4.7	Description of Registrant’s Securities
10.1	2020 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.2	Form of Sublease Agreement, dated as of December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed February 2, 2021).
10.3	Asset Purchase Agreement, dated December 1, 2018, between BZRTH, Inc. and BizRight, LLC (incorporated by Reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed February 2, 2021).
10.4	Loan and Security Agreement, dated May 3, 2019, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed February 2, 2021).
10.5	Consulting Agreement, dated February 1, 2020, between BZRTH, Inc. and Allan Huang (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
10.6	Note for PPP Loan, dated April 13, 2020, issued to Royal Business Bank (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed February 1, 2021).
10.7	Loan Authorization and Agreement, dated April 18, 2020, between BZRTH, Inc. and U.S. Small Business Administration (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 1, 2021).
10.8	Employment Agreement, dated July 1, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed February 2, 2021).
10.9	Exclusive Business Cooperation Agreement, dated September 4, 2020, between iPower Inc. and Global Product Marketing Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed February 2, 2021).
10.10	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Allan Huang (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed February 2, 2021).

10.11	Restricted Stock Purchase Agreement, dated October 20, 2020, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed February 2, 2021).
10.12	Amended and Restated Exclusive Business Cooperation Agreement, dated October 26, 2020, between iPower Inc. and E Marketing Solution Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed February 2, 2021).
10.13	Receivables Purchase Agreement, dated November 16, 2020, between BZRTH, Inc. and WFC Fund, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed February 2, 2021).
10.14	Form of Subscription Agreement for Series A Preferred Stock Offering (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed February 2, 2021).
10.15	Board Letter Agreement, dated January 26, 2021, between iPower Inc. and Bennet Tchaikovsky (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed February 2, 2021).
10.16	Form of Subscription Agreement for 6% Convertible Note and Warrants (incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1 filed February 2, 2021).
10.17	Convertible Note, dated January 27, 2021, issued to Wiseman Capital Management LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed February 2, 2021).
10.18	Convertible Note, dated January 27, 2021, issued to Bright Century Investment LLC (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed February 2, 2021).
10.19	Indemnification Agreement, dated as of April 27, 2021, by and among iPower Inc. and D.A. Davidson & Co., Roth Capital Partners, LLC and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.20	Indemnification and Lock-Up Agreement, dated as of April 27, 2021, entered into by Chenlong Tan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed May 5, 2021).
10.21	E Marketing Solutions Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Shanshan Huang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2021).
10.22	Global Products Marketing Inc. Equity Purchase Agreement, dated May 18, 2021, between iPower Inc. and Chenlong Tan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 21, 2021).
10.23	Lease Agreement, dated July 28, 2021, between iPower Inc. and 9th and Vineyard LLC (incorporated by reference to Exhibit 10.1 to the Current Report filed August 2, 2021).
10.24	Form of Credit Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.25	Form of Trademark Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.26	Form of Pledge and Security Agreement, dated as of November 12, 2021, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 15, 2021).
10.27	Joint Venture Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 20, 2022).
10.28	Box Harmony LLC Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 20, 2022).
10.29	Facility and Use Access Agreement (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 20, 2022).
10.30	Consulting Agreement (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 20, 2022).
10.31	License Agreement (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed January 20, 2022).
10.32	Director Offer Letter (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed January 20, 2022).
10.33	Joint Venture Agreement, dated February 10, 2022, between iPower Inc., Bro Angel LLC, Jie Shan and Bing Luo (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 14, 2022).
10.34	Amended & Restated Limited Liability Company Operating Agreement of Global Social Media LLC, dated February 10, 2022, between Global Social Media LLC, iPower Inc., and Bro Angel LLC (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2022).

10.35	Intellectual Property License Agreement, dated February 10, 2022, between Bro Angel LLC and Global Social Media LLC (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2022).
10.36	Share Transfer Agreement, dated February 15, 2022, between iPower Inc., White Cherry Limited, Li Zanyu, Xie Jing, Anivia Limited, Fly Elephant Limited, Dayou Renzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2022).
10.37	Exclusive Business Cooperation Agreement, dated December 15, 2021, between Dayaorenzai (Shenzhen) Technology Co., Ltd. and Daheshou (Shenzhen) Information Technology Co., Ltd. (incorporated by Reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 22, 2022).
10.38	Exclusive Equity Interest Pledge Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2022).
10.39	Exclusive Option Agreement, dated December 15, 2021, between Dayao Renzai (Shenzhen) Technology Co., Ltd., Daheshou (Shenzhen) Information Technology Co., Ltd. and its equity holders (incorporated by Reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 22, 2022).
10.40	Power of Attorney of Li Zanyu, dated December 15, 2021 (incorporated by Reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 22, 2022).
10.41	JP Morgan Chase Consent Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 22, 2022).
10.42	Amendment to Pledge and Security Agreement, dated February 16, 2022 (incorporated by Reference to Exhibit 10.8 to the Current Report on Form 8-K filed February 22, 2022).
10.43	Employment Contract, dated February 15, 2022, between Dayao Renzai (Shenzhen) Technology Co., Ltd. and Li Zanyu (incorporated by Reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 22, 2022).
10.44	Second Amendment to the Credit Agreement, dated October 7, 2022, between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 13, 2022).
10.45	Amendment to Subordination Agreement, dated October 7, 2022, between White Cherry Limited and JPMorgan Chase Bank, N.A. (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 13, 2022).
10.46	Form of Pledge Agreement between iPower Inc., Chenlong Tan and Allan Huang (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 9, 2024).
10.47	Form of Placement Agency Agreement (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2024).
10.48	Form of Purchase Agreement (incorporated by Reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 18, 2024).
10.49	Third Amendment to the Credit Agreement, dated November 8, 2024, by and between iPower Inc., its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2024).
10.50	Director Offer Letter, dated May 7, 2025, between iPower Inc. and Yue Guo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2025).
10.51	Limited Liability Company Operating Agreement, dated June 3, 2025, among United Package NV, LLC and the Members named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2025).
10.52	Director Offer Letter, dated June 5, 2025, between iPower Inc. and Yi Yang. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2025).
10.53	VIE Contract Termination Agreement, dated August 4, 2025, by and between Dayourenzai (Shenzhen) Technology Co. Ltd., Daheshou (Shenzhen) Information Technology Co. Ltd., Xiaoyun Liu and Jing Xie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 12, 2025).
10.54	Form of Amendment No. 1 to United Package NV LLC Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2025).
10.55	Form of Promissory Note (portions of this exhibit have been omitted due to confidentiality in accordance with Item 601(b)(2)(ii) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2025).

10.56	Form of Securities Purchase Agreement, dated December 22, 2025, between iPower Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2025).
10.57	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 23, 2025).
10.58	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 23, 2025).
10.59	Software Asset Transfer Agreement, dated February 1, 2026, between iPower Inc. and Global Product Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2026).
10.60	Stock Purchase Agreement, dated February 1, 2026, between iPower Inc. and ETTS AI Investment, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2026).
10.61	Promissory Note, dated February 1, 2026, between iPower Inc. and ETTS AI Investment LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2026).
10.62	Supply and Distribution Agreement, dated February 1, 2026, between iPower Inc., Global Product Marketing, Inc. and ETTS AI Investment LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 2, 2026).
10.63	Form of Series A Senior Secured Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2026).
10.64	Addendum to Promissory Note, by and between iPower Inc. and ETTS AI Investment LLC, dated March 26, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2026).
10.65	Sublease Agreement, dated April 2, 2026, between iPower Inc. and Dezheng Logistics Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed onApril 17, 2026).
10.66	Form of Series A Senior Secured Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2026).
10.67	Supplement to Supply and Distribution Agreement, dated June 30, 2026, between iPower Inc., Global Product Marketing, Inc. and ETTS AI Investment LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2026).
10.68	Form of Series A Senior Secured Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2026).
10.69	Form of Amendment to Securities Purchase Agreement, dated July 6, 2026, between iPower Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 6, 2026).
10.70	Form of Joinder to Guaranty, dated July 21, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2026).
10.71	Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2026)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 15, 2021).
19.1	Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Current Report filed on September 9, 2025).
21.1	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive-Based Compensation Recovery (Clawback) Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 1, 2023)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iPOWER INC.

	By:	/s/ Chenlong Tan
Chenlong Tan
Chairman of the Board of Directors,
Chief Executive Officer, President and Interim Chief Financial Officer
Date: October 2, 2026		Principal Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chenlong Tan	Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer	October 2, 2026
Chenlong Tan	(principal executive officer and principal financial and accounting officer)

/s/ Bennet Tchaikovsky	Director	October 2, 2026
Bennet Tchaikovsky

/s/ Yue Guo	Director	October 2, 2026
Yue Guo

/s/ Hanxi Li	Director	October 2, 2026
Hanxi Li

/s/ Yi Yang	Director	October 2, 2026
Yi Yang

